Form 10QSB
period 2000-06-30
LAFAYETTE COMMUNITY BANCORP
filed 2000-08-14
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
 X    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        Commission File Number 333-34254

                           LAFAYETTE COMMUNITY BANCORP
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              INDIANA                                  35-2082918
     ------------------------             -------------------------------------
     (State of incorporation)             I.R.S. Employer Identification Number

                   2 NORTH 4TH STREET LAFAYETTE, INDIANA 47901
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (765) 420-8111
                           ---------------------------
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2000, there were 1,000 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           LAFAYETTE COMMUNITY BANCORP
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Balance Sheets at June 30, 2000, and December 31, 1999 ...................................   2

        Statements of Operations for the three and six months ended June 30, 2000, and for
        the period from January 29, 1999, (date of inception) to June 30, 2000 ...................   3

        Statement of Changes in Shareholders' Deficit for the period from January 29, 1999,
        (date of inception) to June 30, 2000 .....................................................   4

        Statements of Cash Flows for the six months ended June 30, 2000, and for the period
        from January 29, 1999, (date of inception) to June 30, 2000 ..............................   5

        Notes to Consolidated Financial Statements ...............................................   6

   Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition or Plan of Operation .............................................7-10

PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds ............................................  11

   Item 6.  Exhibits and Reports on Form 8-K .....................................................  11

   Signatures ....................................................................................  12

LAFAYETTE COMMUNITY BANCORP (A Corporation in the Development Stage)
BALANCE SHEETS
================================================================================

                                                            June 30,     December 31,
                                                              2000           1999
                                                           ---------     ------------
ASSETS

      Cash                                                 $   1,656      $   4,090

      Other Assets                                            16,363         10,158

      Deferred Offering Costs                                 50,530         20,639

                                                           ---------      ---------
        TOTAL ASSETS                                       $  68,549      $  34,887
                                                           =========      =========

LIABILITIES

      Note Payable                                         $ 328,900      $  80,000

      Accrued expenses                                        71,299         26,123

                                                           ---------      ---------
        TOTAL LIABILITIES                                    400,199        106,123

SHAREHOLDERS' DEFICIT

      Common shares, no par value:-10,000,000 shares
      authorized: 1,000 shares issued and outstanding         10,000         10,000

      Preferred stock--no par value: 1,000,000 shares
      authorized: zero shares issued and outstanding              --             --

      Deficit accumulated during the development stage      (341,650)       (81,236)
                                                           ---------      ---------

        TOTAL SHAREHOLDERS' DEFICIT                         (331,650)       (71,236)
                                                           ---------      ---------

                                                           ---------      ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $  68,549      $  34,887
                                                           =========      =========


See accompanying notes

LAFAYETTE COMMUNITY BANCORP (A Corporation in the Development Stage) Statements of Operations for the Three and Six Month Periods Ended June 30, 2000, and, Cumulatively, for the period from January 29, 1999 (date of inception) through June 30, 2000.

                                      Three months ended    Six months ended      For the period of
                                          June 30,              June 30,          January 29, 1999
OPERATING EXPENSES                         2000                   2000          through June 30, 2000
                                      ------------------    ----------------    ---------------------
Interest expense                         $   6,776             $   8,866             $   9,693

Salaries and benefits                      108,954               168,403               194,364

Occupancy and equipment                      8,434                13,882                16,518

Legal and professional fees                 24,393                39,763                87,173

Telephone                                    1,799                 2,997                 4,265

Other                                       16,881                26,503                29,637

   Total operating expenses                167,237               260,414               341,650
                                         ---------             ---------             ---------

   Loss before income taxes               (167,237)             (260,414)             (341,650)

   Provision for income taxes                   --                    --                    --

                                         ---------             ---------             ---------
   NET LOSS                              $(167,237)            $(260,414)            $(341,650)
                                         =========             =========             =========

                                         ---------             ---------             ---------
   NET LOSS PER SHARE                    $ (167.24)            $ (260.41)            $ (544.89)
                                         =========             =========             =========

      See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
      FOR THE PERIOD JANUARY 29, 1999 (DATE OF INCEPTION) TO JUNE 30, 2000


                                                                Deficit Accumulated
                                                                    During the
                                             Common Stock        Development Stage          Total
                                             ------------       -------------------       ---------
BALANCE AT INCEPTION
(JANUARY 29, 1999)                            $      --             $      --             $      --

Issuance of common stock                         10,000                    --                10,000

Net loss through December 31, 1999                   --               (81,236)              (81,236)
                                              ---------             ---------             ---------
BALANCE AT DECEMBER 31, 1999                     10,000               (81,236)              (71,236)

Net loss                                                             (260,414)             (260,414)
                                              ---------             ---------             ---------
BALANCE AT JUNE 30, 2000                      $  10,000             $(341,650)            $(331,650)
                                              =========             =========             =========

        See accompanying notes

LAFAYETTE COMMUNITY BANCORP (A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS
================================================================================

                                                                Six months ended     For the period
                                                                    June 30,        of January 29, 1999
                                                                     2000          through June 30, 2000
                                                                ----------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                                   ($260,414)            ($341,650)

        Adjustments to reconcile net income to net cash from operating activities

           Change in other assets                                     (6,205)              (16,363)

           Change in accrued expenses                                 45,176                71,299
                                                                   ---------             ---------

                Net cash from operating activities                  (221,443)             (286,714)

CASH FLOWS FROM FINANCING ACTIVITIES

        Draws on note payable                                        248,900               328,900

        Deferred offering costs                                      (29,891)              (50,530)

        Sale of common stock                                              --                10,000
                                                                   ---------             ---------

               Net cash from investing activities                    219,009               288,370
                                                                   ---------             ---------

CASH FLOWS FROM OPERATING ACTIVITIES

        Net decrease in cash                                          (2,434)                1,656

        Cash at beginning of period                                    4,090                    --
                                                                   ---------             ---------

                                                                   ---------             ---------
        CASH AT END OF PERIOD                                      $   1,656             $   1,656
                                                                   =========             =========

        See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1.  Accounting Policies

         The significant accounting policies followed by Lafayette Community Bancorp ("Bancorp") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The interim financial statements have been prepared in accordance with instructions to Form 10-QSB and may not include all information and footnotes normally shown for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

 Organization: Bancorp was incorporated on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly-owned Indiana bank subsidiary, Lafayette Community Bank (Bank), to be located in Lafayette, Indiana. The Bancorp was initially capitalized on August 10, 1999. The Bancorp intends to raise between $9,000,000 and $12,000,000 through the public offering of between 900,000 and 1,200,000 shares of the Company's common stock, at $10 per share. Proceeds will be reduced by sales discounts and offering costs. Proceeds from the offering will be used to capitalize the Bank and provide working capital. Initiating business is contingent upon a number of factors including the successful completion of the public offering and the receipt of required regulatory approvals to establish the Bank.

Nature of Business: The Bank intends to generate commercial, mortgage and installment loans and receive deposits from customers located in Tippecanoe and contiguous counties in Indiana.

Deferred Offering Costs: Deferred offering costs include legal, consulting and accounting costs incurred in connection with the registration of the Bancorp's common stock. Those costs will be charged against the stock proceeds or, if the offering is not successful, charged to expense.

Legal and Professional Fees: These expenses are costs incurred to organize the Bancorp and to pursue gaining regulatory approval to charter the Bank. They are being expensed as they are incurred.

2.  Earnings Per Share

Earnings per share were computed based on a weighted average of 1,000 shares outstanding during the first and second quarters of 2000 and 627 shares from the date of inception to June 30, 2000. As no stock options have been granted, no dilution of shares is reported.

3. Segment Reporting

As of June 30, 2000, Bancorp was in the development stage, and no reportable segments had been identified.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATING AND FINANCIAL CONDITION OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Bancorp "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe Lafayette Community Bancorp's (Bancorp) future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as the date of this report and Bancorp undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

Bancorp is a corporation in the development stage. It was incorporated on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary, Lafayette Community Bank ("Bank") to be located in Lafayette, Indiana. Bancorp intends to raise between $9,000,000 and $12,000,000 through the public offering of between 900,000 and 1,200,000 shares of Bancorp's common stock, at $10 per share. Proceeds will be reduced by sales discounts and offering costs. Proceeds from the offering will be used to capitalize the Bank and provide working capital. Initiating business is contingent upon the successful completion of the public offering. As of June 30, 2000, all regulatory applications had been approved except the final approval of the Federal Reserve Board to form a bank holding company, and the commencement of operations will occur upon the receipt of capital and final approval by the Federal Reserve Board. Bancorp provides no assurance as to when such approval will be received or what conditions such approval may contain.

The principal business of the Bank will consist of providing a wide range of banking products and services that are reasonably priced and easily understood by customers, with an emphasis on technology and electronic self-service features. Lafayette Bank will offer various products for depositors including checking and savings accounts, certificates of deposit and vault locker boxes. Lending will be targeted on small- to medium-sized businesses, with 70% of the loan portfolio projected to be in commercial loans.

Bank will operate from two locations. The Bank's main office, which will also serve as Bancorp's principal executive office, will be located in a two-story building in downtown Lafayette that houses a full-service banking office, Automated Teller Machine (ATM), drive-up banking system, executive offices, board room and the operations department. Bancorp intends to enter into a lease agreement for this facility with a partnership comprised of directors. The second banking location is a full-service bank branch office including drive-up banking and an ATM on the north side of Lafayette. Bancorp entered into a noncancellable lease agreement for this office. The lease term runs through March 31, 2005. Rent commenced on April 1, 2000.

The book value per share of Bancorp's nonvoting common shares at June 30, 2000, was ($331.65.) The shares are held by the President and CEO of the Bancorp. No market existed in such shares.

Bancorp has established director and employee stock option plans and allocated 15% of the outstanding shares of Bancorp to be eligible for grant under these plans. No options have been granted. Options will be granted by a committee of the Board of Directors of Bancorp (Board of Directors) and will be at the greater of the offering price or the current fair market value of Bancorp common stock.

Bancorp has not paid, and does not expect to pay, dividends in the foreseeable future. Bancorp will retain any earnings to finance its growth. Future dividend policy will depend on Bancorp's earnings, capital requirements, financial condition and other factors deemed relevant by the Bancorp's Board of Directors.

OPERATING EXPENSES

During the development stage of Bancorp, no income is realized. Operating expenses realized are those current expenses that are not otherwise categorized as deferred offering costs. Interest expense on the line of credit of Bancorp was $8,866 for the six months ended June 30, 2000, and $6,776 for the three months ended June 30, 2000. During the second quarter of 2000 the balance drawn on the note payable increased from $175,000 at March 30, 2000, to $328,900 at June 30, 2000. Interest is payable upon maturity. Salaries and benefits were $168,403 for the first six months of 2000 and $108,954 for the second quarter of 2000. Salaries and benefits were paid to employees working for Bancorp during the development stage. Occupancy and equipment expense was $13,882 for the first six months, and $8,434 for the second quarter of 2000, respectively. This expense was largely for rents and utilities for leased premises, as well as small equipment expenses. Rental expense for the bank branch location commenced during April 2000. Legal and professional fees during the first six months of 2000 were $39,763 and $24,393 for the second quarter of 2000. Most of this expense was incurred to organize Bancorp and to pursue gaining regulatory approval to charter the Bank. They are being expensed as they are incurred. Telephone expenses during the first six months and the second quarter of 2000 were $2,997 and $1,799, respectively. Other expenses were $26,503 and $16,881 for the first six months and second quarter of 2000, respectively. The largest component of other expenses was approximately $8,100 of insurance expense during the first six months of 2000.

During 1999, primarily from fourth quarter salary expenses and legal expenses, a net loss of $81,236 was recorded. Since inception, total expenses aggregate to $341,650.

INCOME TAXES

No income tax expense or benefit is being recorded. As Bancorp is in the development stage, its expenses are not currently deductible for income tax purposes. Upon initiation of business, these expenses will be deductible and Bancorp expects to have operating loss carryforwards for income tax purposes that may be utilized to offset otherwise taxable income during a 15-year period. No tax benefit or deferred tax asset is being recorded, as the value of these benefits depends upon Bancorp successfully initiating its business and becoming profitable.

BALANCE SHEET

Total assets were $68,549 at June 30, 2000 and $34,887 at December 31, 1999. Cash was $1,656 at June 30, 2000, compared to $4,090 at December 31, 1999. Cash is received as Bancorp makes draws on its line of credit. Other assets at June 30, 2000, and December 31, 1999, were $16,363 and $10,158, respectively. Other assets consist of prepaid insurance premiums and prepaid deposit and rent on the bank branch location. Deferred operating costs were $50,530 and $20,639, respectively, at June 30, 2000, and December 31, 1999. Deferred operating costs are legal, consulting and accounting costs incurred in connection with the registration of Bancorp's common stock. Those costs will be net against the stock proceeds upon the completion of the offering. If the offering is not successful, the entire amount will be charged to expense.

Total liabilities were $400,199 at June 30, 2000, and $106,123 at December 31, 1999. The note payable was $328,900 at June 30, 2000, and $80,000 at December 31, 1999. Bancorp had a $350,000 bank line of credit as of June 30, 2000. The line was originated on August 24, 1999 and matures August 24, 2000. Principal and interest are payable at maturity. The line is secured by the guarantee of four directors and is used to fund pre-opening expenses of Bancorp. Accrued expenses payable at June 30, 2000, and December 31, 1999, respectively, were $71,299 and $26,123. The principal component is legal expense in connection with the public offering.

CAPITAL

Total shareholders' deficit at June 30, 2000, was ($331,650). This was comprised of the beginning deficit of ($71,236) at January 1, 2000, less a net loss of ($260,414) for the first six months of 2000.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Bancorp filed a registration on Form SB-2 (SEC file number 333-34254) with the Securities and Exchange Commission on April 7, 2000. This filing went effective on June 23, 2000 for the sale of $9,000,000 to $12,000,000 of common stock. The offering commenced on June 26, 2000. Under the terms of the offering, subscription proceeds have been placed into an escrow account and no shares will be sold until certain conditions have been satisfied; as such, no shares have been sold as of August 14, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits -

                  27       Financial Data Schedule

         B.  None

         SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAFAYETTE COMMUNITY BANCORP



                                       By: /s/ David R. Zimmerman
                                          --------------------------------------
                                          David R. Zimmerman
                                            Chairman and Chief Executive Officer

                                       By: /s/ Michael T. Mootz
                                          --------------------------------------
                                          Michael T. Mootz
                                            Senior Vice President and Chief
                                            Financial Officer

                                       DATE: August 14, 2000