Form 10QSB
period 2000-09-30
LAFAYETTE COMMUNITY BANCORP
filed 2000-11-14
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        Commission File Number 333-34254
                        --------------------------------

                           LAFAYETTE COMMUNITY BANCORP
                           ---------------------------
                 (Name of Small Business Issuer in its charter)

                INDIANA                           35-2082918
                -------                           ----------
       (State of incorporation)      I.R.S. Employer Identification Number


                   2 NORTH 4TH STREET LAFAYETTE, INDIANA 47901
                   -------------------------------------------
              (Address of principal executive offices and zip code)

                                 (765) 429-7200
                                 --------------
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

As November 14, 2000, there were 902,000 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---

                           LAFAYETTE COMMUNITY BANCORP
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets at September 30, 2000, and December 31, 1999__________               2

              Statements of Operations for the three and nine months ended
              September 30, 2000, and for the period from January 29, 1999, (date
              of inception) to September 30, 2000__________________________________               3

              Statement of Changes in Shareholders' Deficit for the period from
              January 29, 1999, (date of inception) to September 30, 2000__________               4

              Statements of Cash Flows for the nine months ended September 30,
              2000, and for the period from January 29, 1999, (date of inception)
              to September 30, 2000________________________________________________               5

              Notes to Consolidated Financial Statements___________________________               6

    Item 2.   Management's Discussion and Analysis of Results of Operations and
              Financial Condition or Plan of Operation_____________________________            7-10



PART II. OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds____________________________              11

    Item 6.   Exhibits and Reports on Form 8-K_____________________________________              11

    Signatures_____________________________________________________________________              12

LAFAYETTE COMMUNITY BANCORP (A Corporation in the Development Stage)
BALANCE SHEETS
================================================================================

                                                           September 30,      December 31,
                                                               2000               1999
                                                           -------------      ------------
ASSETS

      Cash                                                  $     4,521       $     4,090

      Furniture, fixtures and improvements                      481,196               -

      Other Assets                                               17,193            10,158

      Deferred Offering Costs                                   122,889            20,639

                                                            -----------       -----------
        TOTAL ASSETS                                        $   625,799       $    34,887
                                                            ===========       ===========

LIABILITIES

      Notes Payable                                         $   505,000       $    80,000

      Accrued expenses                                          622,121            26,123

                                                            -----------       -----------
        TOTAL LIABILITIES                                     1,127,121           106,123

SHAREHOLDERS' DEFICIT

      Common shares, no par value:-10,000,000 shares
      authorized: 1,000 shares issued and outstanding            10,000            10,000

      Preferred stock--no par value: 1,000,000 shares
      authorized: zero shares issued and outstanding                -                 -

      Deficit accumulated during the development stage         (511,322)          (81,236)
                                                            -----------       -----------

        TOTAL SHAREHOLDERS' DEFICIT                            (501,322)          (71,236)
                                                            -----------       -----------
                                                            -----------       -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $   625,799       $    34,887
                                                            ===========       ===========

See accompanying notes

LAFAYETTE COMMUNITY BANCORP (A Corporation in the Development Stage) Statements of Operations for the Three and Nine Month Periods
Ended September 30, 2000, and, Cumulatively, for the period from January 29, 1999 (date of inception) through September 30, 2000.

                                     Three months ended   Nine months ended      For the period of
                                        September 30,       September 30,        January 29, 1999
                                            2000                2000        through September 30, 2000
                                    -------------------------------------------------------------------
OPERATING EXPENSES

   Interest expense                       $  11,279           $  20,145              $  20,972

   Salaries and benefits                    110,673             279,076                305,037

   Occupancy and equipment                    7,668              21,550                 24,186

   Legal and professional fees               13,695              53,458                100,868

   Telephone                                  4,450               7,447                  8,715

   Other                                     21,907              48,410                 51,544

      Total operating expenses              169,672             430,086                511,322
                                          ---------           ---------              ---------

      Loss before income taxes             (169,672)           (430,086)              (511,322)

      Provision for income taxes                -                   -                      -

                                          ---------           ---------              ---------
      NET LOSS                            $(169,672)          $(430,086)             $(511,322)
                                          =========           =========              =========

                                          ---------           ---------              ---------
      NET LOSS PER SHARE                  $ (169.67)          $ (430.09)             $ (748.64)
                                          =========           =========              =========

      See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
    FOR THE PERIOD JANUARY 29, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000


                                                    Deficit Accumulated
                                                        During the
                                      Common Stock   Development Stage     Total
                                      ---------------------------------------------
BALANCE AT INCEPTION
(JANUARY 29, 1999)                    $        -         $     -         $     -

Issuance of common stock                    10,000             -            10,000

Net loss through December 31, 1999             -           (81,236)        (81,236)
                                      ---------------------------------------------

BALANCE AT DECEMBER 31, 1999                10,000         (81,236)        (71,236)

Net loss through September 30, 2000                       (430,086)       (430,086)

                                      ---------------------------------------------
BALANCE AT SEPTEMBER 30, 2000         $     10,000       $(511,322)      $(501,322)
                                      =============================================

      See accompanying notes

LAFAYETTE COMMUNITY BANCORP (A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS
================================================================================

                                                                 Nine months ended         For the period
                                                                   September 30,        of January 29, 1999
                                                                       2000         through September 30, 2000
                                                                 -----------------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                                     ($430,086)             ($511,322)

        Adjustments to reconcile net income to net cash from operating activities

           Change in other assets                                       (7,035)               (17,193)

           Change in accrued expenses                                  595,998                622,121
                                                                     ---------              ---------

                Net cash from operating activities                     158,877                 93,606

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of furniture, fixtures and improvements           (481,196)              (481,196)
                                                                     ---------              ---------

                Net cash from investing activities                    (481,196)              (481,196)

CASH FLOWS FROM FINANCING ACTIVITIES

        Draws on note payable                                          425,000                505,000

        Deferred offering costs                                       (102,250)              (122,889)

        Sale of common stock                                               -                   10,000
                                                                     ---------              ---------

                Net cash from financing activities                     322,750                392,111
                                                                     ---------              ---------


        Net decrease in cash                                               431                  4,521

        Cash at beginning of period                                      4,090                    -
                                                                     ---------              ---------
                                                                     ---------              ---------
        CASH AT END OF PERIOD                                        $   4,521              $   4,521
                                                                     =========              =========

        See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

Subsequent Events: Bancorp raised $9,010,000 through the public offering of 901,000 shares of common stock, at $10 per share. The offering was completed on October 7, 2000, and closing took place on October 27, 2000. Proceeds were reduced by $423,185 of offering costs. Proceeds of $7,580,000 were used to capitalize the Bank and provide working capital. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.

2.  Earnings Per Share

Earnings per share were computed based on a weighted average of 1,000 shares outstanding during the first nine months of 2000 and 683 shares from the date of inception to September 30, 2000. As no stock options have been granted, no dilution of shares is reported.

3.  Segment Reporting

As of September 30, 2000, Bancorp was in the development stage, and no reportable segments had been identified.

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

GENERAL

The Bancorp was incorporated on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary, Lafayette Community Bank ("Bank") to be located in Lafayette, Indiana. Bancorp raised $9,010,000 through the public offering of Bancorp's common stock, at $10 per share. Proceeds of the offering were disbursed on October 27, 2000. Proceeds were reduced by $423,185 of offering costs. Proceeds of $7,580,000 were used to capitalize the Bank and provide working capital. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.

The principal business of the Bank consists of providing a wide range of banking products and services that are reasonably priced and easily understood by customers, with an emphasis on technology and electronic self-service features. Bank will offer various products for depositors including checking and savings accounts, certificates of deposit and vault locker boxes. Lending will be targeted on small- to medium-sized businesses, with 70% of the loan portfolio projected to be in commercial loans.

Bank will operate from two locations. The Bank's main office, which will also serve as Bancorp's principal executive office, will be located in a two-story building in downtown Lafayette that houses a full-service banking office, Automated Teller Machine (ATM), drive-up banking system, executive offices, board room and the operations department. Bank has entered into a lease agreement for this facility with a partnership comprised of directors. The lease term runs through October 31, 2005. Rent commenced on November 1, 2000. The second banking location is a full-service bank branch office including drive-up banking and an ATM on the north side of Lafayette. Bancorp entered into a noncancellable lease agreement for this office. The lease term runs through March 31, 2005. Rent commenced on April 1, 2000.

The book value per share of Bancorp's nonvoting common shares at September 30, 2000, was ($501.32.) The shares are held by the President and CEO of the Bancorp. No market existed in such shares.

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

OPERATING EXPENSES

During the development stage of Bancorp, no income is realized. Operating expenses realized are those current expenses that are not otherwise categorized as deferred offering costs. Interest expense on borrowings of Bancorp was $20,145 for the nine months ended September 30, 2000, and $11,279 for the three months ended September 30, 2000. During the third quarter of 2000 the balance drawn on the notes payable increased from $328,900 at June 30, 2000, to $505,000 at September 30, 2000. Interest is payable upon maturity. Salaries and benefits were $279,076 for the first nine months of 2000 and $110,673 for the third quarter of 2000. Salaries and benefits were paid to employees working for Bancorp during the development stage. Occupancy and equipment expense was $21,550 for the first nine months, and $7,668 for the third quarter of 2000, respectively. This expense was largely for rents and utilities for leased premises, as well as small equipment expenses. Rental expense for the bank branch location commenced during April 2000. Legal and professional fees during the first nine months of 2000 were $53,458 and $13,695 for the third quarter of 2000. Most of this expense was incurred to organize Bancorp and to pursue gaining regulatory approval to charter the Bank. These costs are being expensed as they are incurred. Telephone expenses during the first nine months and the third quarter of 2000 were $7,447 and $4,450, respectively. Other expenses were $48,410 and $21,907 for the first nine months and third quarter of 2000, respectively. Other expenses is comprised of expenses incurred in the operation of the Bancorp.

During 1999, primarily from fourth quarter salary expenses and legal expenses, a net loss of $81,236 was recorded. Since inception, total expenses aggregate to $511,322.

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

BALANCE SHEET

Total assets were $625,799 at September 30, 2000 and $34,887 at December 31, 1999. Cash was $4,521 at September 30, 2000, compared to $4,090 at December 31, 1999. Cash is received as Bancorp makes draws on its line of credit. Bancorp has acquired $481,196 of equipment and leasehold improvements to get ready for operations. None of these assets are presently in service. Other assets at September 30, 2000, and December 31, 1999, were $17,193 and $10,158, respectively. Other assets at September 30, 2000, consist of prepaid insurance premiums and prepaid deposit and rent on the bank branch location. Deferred operating costs were $122,889 and $20,639, respectively, at September 30, 2000, and December 31, 1999. Deferred operating costs are legal, consulting and accounting costs incurred in connection with the registration of Bancorp's common stock. Those costs will be net against the stock proceeds upon the completion of the offering. If the offering is not successful, the entire amount will be charged to expense.

Total liabilities were $1,127,121 at September 30, 2000, and $106,123 at December 31, 1999. The notes payable were $505,000 at September 30, 2000, and $80,000 at December 31, 1999. Bancorp had a $350,000 bank line of credit as of September 30, 2000. The line was originated on August 24, 1999 and matured August 24, 2000. The lender granted an extension until October 7, 2000. Principal and interest are payable at maturity. The line is secured by the guarantee of four directors. Directors of the Bancorp also issued promissory notes totaling $155,000 to the Bancorp. The notes mature October 7, 2000, and principal and interest are due at maturity. These funds were used for pre-opening expenses of Bancorp. Accrued expenses payable at September 30, 2000, and December 31, 1999, respectively, were $622,121 and $26,123. The principal component are obligations to vendors for fixed assets and equipment payable upon completion of the offering.

CAPITAL

Total shareholders' deficit at September 30, 2000, was ($501,322) was comprised of the beginning deficit of ($71,236) at January 1, 2000, less a net loss of ($430,086) for the first nine months of 2000.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Bancorp filed a registration on Form SB-2 (SEC file number 333-34254) with the Securities and Exchange Commission on April 7, 2000. This filing went effective on June 23, 2000 for the sale of $9,000,000 to $12,000,000 of common stock. The offering commenced on June 26, 2000. Under the terms of the offering, subscription proceeds were placed into an escrow account. As of October 7, 2000, $9,010,000 of subscription proceeds had been received. On October 27, 2000, the proceeds were dispersed. Proceeds were reduced by $423,185 of offering costs. Proceeds of $7,580,000 were used to capitalize the Bank and provide working capital. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits -

                 27       Financial Data Schedule

        B.  None

         SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LAFAYETTE COMMUNITY BANCORP


                              By: /s/ David R. Zimmerman
                                  ------------------------------------
                                  David R. Zimmerman
                                  Chairman and Chief Executive Officer

                              By: /s/ Dennis R. Hardwick
                                  ------------------------------------
                                  Dennis R. Hardwick
                                  Vice President and Controller

                              DATE:  August 14, 2000