Form 10KSB40
period 2000-12-31
LAFAYETTE COMMUNITY BANCORP
filed 2001-03-30
CIK 1111230

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                        Commission File Number: 333-34254

                           LAFAYETTE COMMUNITY BANCORP
             (Exact name of registrant as specified in its charter)

                  INDIANA                               35-2082918
          (State or Other Jurisdiction of          (IRS Employer Id. No.)
           Incorporation or Organization)

                    2 North 4th Street
                    LAFAYETTE, INDIANA                             46131
          (Address of principal executive offices)               (Zip Code)

                                 (765) 429-7200
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $150,000.

The aggregate market value of voting and non-voting common equity, consisting solely of common stock, held by non- affiliates of the issuer computed by reference to the sale price of such stock was $5.2 million as of March 16, 2001.

The number of shares of common stock of the issuer outstanding as of March 22, 2001 was 902,000.

                          FORM 10-KSB TABLE OF CONTENTS

PART I

Item  1.  Description of Business
Item  2.  Description of property
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a Vote of Security Holders

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item  7.  Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9.   Directors Executive Officers Promoters and Control Persons of
          Heartland
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lafayette Community Bancorp ("Lafayette") is a one-bank holding company incorporated in January of 1999. Lafayette raised approximately $8.6 million in equity capital through the sale of 901,000 shares of Lafayette's common stock at $10 per share, net of underwriting discounts and offering costs, in a public offering completed in October, 2000. Proceeds were used to capitalize Lafayette Community Bank ("Bank"), Lafayette's primary asset, a wholly-owned banking subsidiary, which is an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 2000 and commenced banking operation on November 1, 2000.

At December 31, 2000, Lafayette had approximately $10,257,000 of assets, loans of $6,328,000, deposits of approximately $2,178,000 and shareholders' equity of approximately $7,966,000. The Bank operates from two (2) offices located in Lafayette, Indiana. As of December 31, 2000, Lafayette had nine (9) full-time employees. Lafayette is subject to regulation by the Federal Reserve Board.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of the Bank consists primarily of attracting deposits from the general public and originating commercial, residential real estate and consumer loans. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Lafayette originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes. Lafayette offers commercial loans to area businesses, in addition to new home construction loans and business lines of credit.

The principal sources of funds for Lafayette's lending activities include deposits received from the general public, amortization and repayment of loans, and maturity of investment securities.

Lafayette's primary sources of income are interest on loans. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses, data processing expenses and other overhead expenses incurred in operation.

SOURCES OF FUNDS

Deposits are the primary source of Lafayette's funds for use in lending and for other general business purposes. Proceeds from issuance of common stock in the year 2000 were also used as a source of funding for loan growth. However, the additional issuance of common stock is not in the short-term plans for Lafayette.

DEPOSIT ACTIVITIES

Lafayette offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly.

Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rates on these accounts are reviewed by management of Lafayette daily and adjusted as often as frequently as deemed necessary based on market conditions and other factors.

SERVICE AREA

The primary service area served by Lafayette and the Bank is Tippecanoe County, Indiana within which the cities of Lafayette and West Lafayette are located. The combined population of Lafayette and West Lafayette is approximately 73,000. This primary service area represents the geographic areas from which the Bank generates the majority of its business. The primary employers in the service area include Purdue University, Wabash National, Subaru-Isuzu Automotive, Inc., Caterpillar, Inc., Home Hospital, Fairfield Manufacturing, Alcoa and Eli Lilly & Co. Business is also sought in Benton County, White County, Carroll County, Clinton County, Montgomery County, Warren County and Fountain County, Indiana.

There are no unusual customer groups in the Tippecanoe County market area. Purdue University is within our service area and its presence is evident in the demographic characteristics; however, Tippecanoe County has a diversified economic base that we believe is not overly dependent on any single industry.

COMPETITION

Lafayette and the Bank face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions, as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which Lafayette competes are not subject to the same degree of regulation as Lafayette and the Bank. Many of the financial institutions aggressively compete for business in Lafayette's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Lafayette, are larger than Lafayette and will be able to offer certain services that Lafayette does not currently offer, including home electronic banking services, and international banking services. In addition, most of these entities have greater capital resources than Lafayette, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Lafayette.

REGULATION AND SUPERVISION OF LAFAYETTE AND LAFAYETTE COMMUNITY BANK

Both Lafayette and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, the FDIC, and the Indiana Department of Financial Institutions. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

LAFAYETTE COMMUNITY BANCORP

THE BANK HOLDING COMPANY ACT. Because Lafayette owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

INVESTMENTS, CONTROL, AND ACTIVITIES. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

Lafayette does not currently plan to engage in any activity other than owning the stock of the Bank.

DIVIDENDS. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

SOURCE OF STRENGTH. In accordance with Federal Reserve Board policy, Lafayette is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Lafayette might not otherwise do so.

LAFAYETTE COMMUNITY BANK

GENERAL REGULATORY SUPERVISION. The Bank is an Indiana-chartered banking corporation subject to examination by the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions and the FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

LENDING LIMITS. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank's capital and unimpaired surplus.

DEPOSIT INSURANCE. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation ("FICO") to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and we may not be able to pass these costs on to our customers.

TRANSACTIONS WITH AFFILIATES AND INSIDERS. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:

         - be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

         - not involve more than the normal risk of repayment or present other unfavorable features.

DIVIDENDS. Under Indiana law, the Bank may pay dividends from its undivided profits in an amount declared by its board of directors, subject to prior approval of the Indiana Department of Financial Institutions if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year's "net profits" and retained "net profits" for the previous two calendar years.

Federal law generally prohibits the Bank from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

BRANCHING AND ACQUISITIONS. Branching by the Bank requires the prior approval of the FDIC and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

CAPITAL REGULATIONS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither Lafayette nor the Bank has received any notice indicating that either is subject to higher capital requirements.

The federal bank regulatory authorities have also implemented a leverage ratio to supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2000, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of a bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

         - Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:


         - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

ENFORCEMENT POWERS. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

RECENT LEGISLATIVE DEVELOPMENTS. On November 12, 1999, the President of the United States signed into law the Financial Services Modernization Act of 1999, which for the first time allow banks, securities firms and insurance companies to affiliate in a new financial holding company structure. Neither the Lafayette nor the Bank can predict what impact the Financial Services Modernization Act will have on financial institutions. One consequence may be increased competition from large financial services companies that, under this new law, will be permitted to provide many types of financial services to customers.

EFFECT OF GOVERNMENTAL MONETARY POLICIES. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB and future filings made by Lafayette with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Lafayette and the Bank, and oral statements made by executive officers of Lafayette and the Bank, include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Bank do business, (b) expectations regarding revenues, expenses, and earnings for Lafayette and the Bank, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, Lafayette notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of Lafayette's business include, but are not limited to, the following: (a) the risk of adverse changes in business and economic conditions generally and in the specific markets in which the Bank operate which might adversely affect credit quality and deposit and loan activity; (b) the risk of rapid increases or decreases in interest rates, which could adversely affect Lafayette's net interest margin if changes in its cost of funds do not correspond to the changes in income yields; (c) possible changes in the legislative and regulatory environment that might negatively impact Lafayette and the Bank through increased operating expenses or restrictions on authorized activities; (d) the possibility of increased competition from other financial and non-financial institutions; (e) the risk that borrowers may misrepresent information to management of the Bank, leading to loan losses, which is an inherent risk of the activity of lending money; (f) the risk that banks that Lafayette may acquire in the future may be subject to undisclosed asset quality problems, contingent liabilities or other unanticipated problems; and (g) other risks detailed from time to time in Lafayette's filings with the Securities and Exchange Commission. Lafayette and the Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 2.  DESCRIPTION OF PROPERTY

Lafayette's home office is located at 2 North 4th Street, Lafayette, Indiana. The facility is leased by Lafayette and is used as the main banking office. The 8,000 square foot building was constructed over 25 years ago and underwent an extensive renovation in 2000 prior to the opening of Lafayette. The term of the lease is for five (5) years.

In 2000, Lafayette entered into a lease agreement for the branch office located at 2136 Greenbush Street, Lafayette, Indiana. The lease is for 2,500 square feet of space. The term of the lease is five (5) years, with an option to renew.

Lafayette and the Bank presently do not invest in real estate other than real estate acquired for purposes of operations and mortgage interests in real estate securing loans made by the Bank in the ordinary course of business. The Board of Directors of the Bank from time to time specifies its policies as to the amounts and types of mortgage loans that the Bank may originate or acquire, and these policies may be changed without action by Lafayette shareholders. Mortgage loans are made for interest income purposes, not for capital gain.

ITEM 3.  LEGAL PROCEEDINGS

Lafayette and the Bank are not involved in any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Lafayette's common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol "LFYC." As of December 31, 2000, there were approximately two hundred thirty-seven (237) holders of record. Included among the holders of record are investment firms with an undetermined number of clients owning Lafayette's common stock. Lafayette paid no cash dividends on the common stock during 2000 or 1999 and has paid no dividend during the first quarter of 2001.

The following sets forth the quarterly high and low bid price per share during the first quarter in 2001 (since the date of Lafayette's initial public offering) and the fourth quarter of 2000. Lafayette's common stock did not exist in the over-the-counter market (or any market) prior to November, 2000. These quotations reflect inter-dealer prices without retailer mark-up, mark-down or commission, and may not represent actual transactions:

                                     PERIOD LOW      PERIOD HIGH
--------------------------------------------------------------------

2001 - First Quarter                   $9.50           $10.00
2000 - Fourth Quarter                  $9.50           $10.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 29, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000.

GENERAL

Lafayette Community Bancorp ("Bancorp") was formed in 1999 to become a registered bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary. Bancorp was initially capitalized in August 1999 and completed an initial public offering in October 2000. Lafayette Community Bank ("LCB") began operations on November 1, 2000. LCB is the only subsidiary of the Bancorp and operates as an Indiana commercial bank serving the Lafayette, Indiana market area through the main office and one branch. As a bank holding company, the Bancorp depends upon the operations of its subsidiary for the majority of its revenue and reports its results of operations on a consolidated basis with its subsidiary.

The following table presents year end and operating data for the Bancorp only in 1999 and the consolidated entity at December 31, 2000. The transition from a company in formation to an operating entity makes meaningful comparisons difficult but, essentially, Bancorp incurred significant non interest expenses prior to November 20000 as it pursued funding and regulatory approval.

--------------------------------------------------------------------------------
                                                             January 29, 1999
                                                                (inception)
                                              Year Ended          through
                                             December 31,       December 31,
                                             -----------     ----------------
Income Statement Data ($'s in
   thousands, except per share data)                2000              1999
                                                    ----              ----
Total interest income                         $      150         $     --
Total interest expense                                34                1
Net interest income                                  116               (1)
Provision for loan losses                             --               --
Noninterest income                                     1                1
Noninterest expense                                  664               80
Provision for income taxes                            --               --
Net Loss                                      $     (547)        $    (81)
Net loss per share                            $    (3.35)        $(191.59)
Average shares                                   163,295              424

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                   At                At
                                              December 31,      December 31,
                                                  2000              1999
                                                  ----              ----
Balance Sheet Data ($'s in
   thousands, except per share data)
Total Assets                                  $   10,257         $     35
Loans                                              6,328               --
Demand & Savings Deposits                          1,861               --
Time Deposits                                        317               --
Shareholders' Equity                               7,966              (71)
Book Value Per Share                          $     8.83         $ (71.24)
Equity to Asset Ratio                              77.66%         (204.19%)

--------------------------------------------------------------------------------

At December 31, 2000, the Bank had $10,257,000 in total assets. Those assets were primarily comprised of loans of $6,328,000 and cash and cash equivalents of $3,338,000. Total deposits were $2,178,000 and total shareholders' equity was $7,966,000 at December 31, 2000. Bancorp raised $9,010,000, $8,585,000 after offering expenses, through the sale of 901,000 shares in its public offering.

Bancorp's profitability depends primarily upon the difference between income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid. During the initial operating period ending December 31, 1999, Bancorp incurred a small amount of interest expense related to borrowings used to fund pre-operating costs. The following table presents information about the average balance of interest earning assets and interest bearing liabilities, and the related yield or cost, for the year ended December 31, 2000:


--------------------------------------------------------------------------------
                                                      Year Ended
                                                     December 31,
                                                         2000
                                              ----------------------
                                              Average/          Yield/
                                              Balance           Rate
                                              -------          -------
Interest earning assets
   Short-term investments (1)                 $  632            6.17%
   Loans                                         656           10.21
                                              ------           -----
Total interest earnings assets                $1,288
                                              ======
Interest bearing liabilities
   Interest-bearing demand, Money
   Market and Savings Deposits                $  161            4.84
      Time Deposits                               15            7.19
      Borrowings                                 245           10.08
                                              ------           -----
Total interest bearing liabilities            $  421
                                              ======

                                                                2000
                                                                ----
Average yield on interest-earning
   assets (1)                                                   8.25%
Average rate paid on interest-bearing
   liabilities                                                  7.98
Net interest spread (1)                                         0.27
Net interest margin (net interest
   earnings divided by average total
   interest-earning assets) (1)                                 5.65
Return on average assets                                      (24.80)
Return on average equity                                      (39.64)

--------------------------------------------------------------------------------

(1) The yields presented in the above table do not include $43,000 of interest income that was earned on funds collected during the offering period and paid to Bancorp upon successful closing of the offering.

RESULTS OF OPERATIONS

The Bancorp's operating results during the period from inception on January 29, 1999 through December 31, 2000 are driven by various non-interest expenses related to completing the public offering and gaining regulatory approval during the development stage and two calendar months of banking operations at the close of the period. The Bancorp has incurred a net loss of $628,000 since inception. The net loss for the year ended December 31, 2000 was $547,000 compared to a net loss of $81,000 for the period ended December 31, 1999.

Interest income of $150,000 was recorded in 2000, essentially from the closing of the offering on October 27, 2000 through the end of the year, and was primarily generated from loans, federal funds sold and $43,000 received by Bancorp from the offering trustee upon successful closing of the offering. Management worked with prospective borrowers, in conjunction with another financial institution, prior to the closing of the offering and were able to quickly originate and establish a loan portfolio. Interest expense of $34,000 was recorded during 2000. It was primarily related to notes payable used to fund expenses during the organization period. All notes payable were repaid upon consummation of the offering. Deposit interest expense of $9,000 was recorded during 2000.

Non-interest expense totaled $664,000 for 2000 compared to $80,000 for 1999. The majority of the expense was for salaries and benefits which were $406,000 for 2000. Bancorp had a chief executive officer, senior lender and financial personnel on its payroll for all of 2000. In addition, branch and operations staff were hired prior to commencing operations. Salary expense in 1999 was for the chief executive and senior lender who began working during the latter part of 1999. Occupancy and equipment expenses of $62,000 were incurred during 2000 and consisted primarily of rent and utilities expenses. Legal and professional fees of $131,000 have been incurred since inception, $84,000 in 2000 and $47,000 prior. These expenses consisted primarily of legal and accounting fees related to organizing the company and gaining approval to commence operations. Telephone expenses of $17,000 were incurred during, 2000 for telephone and data line usage. Data processing expenses of $22,000 were paid for the Bank's data processing services. Insurance expense of $19,000 was paid for property and liability insurance coverage. Remaining expenses of $55,000 in 2000, relate to various other items such as postage and supplies, as well as application fees and operating expenses.

LENDING ACTIVITIES

The following table provides information about the composition, contractual maturity and interest rate sensitivity of the Bancorp's loan portfolio at December 31, 2000: ($'s in thousands)

----------------------------------------------------------------------
                                                    Remaining
                                                    Maturities
                                     ---------------------------------
                                              One                Over
                                              year  Over one to  five
                                     Amount  or less five years  years
                                     ------  ------- ----------  -----
TYPE OF LOAN (Dollars in 000's)
Commercial Loans and leases          $1,058   $  983   $   75   $   --
Real estate construction              1,095    1,095     --         --
Residential mortgage loans            2,223      107     --      2,116
Real estate loans secured by
  nonfarm, nonresidential property    1,526      549     --        977
Consumer                                426      381       15       30
                                     ------   ------   ------   ------
   Total                             $6,328   $3,115   $   90   $3,123
                                     ======   ======   ======   ======
----------------------------------------------------------------------

A loan officer's approval is required for loans up to specified amounts, and either the President or the Board must approve all other loans. The Bank has established policies regarding financial statement requirements, credit verification procedures and other matters intended to minimize underwriting risk.

COMMERCIAL LENDING. Commercial loans include loans secured by commercial real estate; construction loans; and loans for business purchases, operations, inventory and lines of credit. At December 31, 2000, commercial loans totaled $1,058,000 or 16.72% of the Bank's total loan portfolio. The one commercial loan maturing in over a year is a fixed rate loan.

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans are predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, the Bank currently originates adjustable rate first mortgage loans ("ARMs"), second mortgage loans and home equity lines of credit, also with adjustable rates. At December 31, 2000, the Bank's residential mortgage loans totaled approximately $2,223,000 or 35.13% of the Bank's total loan portfolio.

The Bank offers residential construction mortgage loans with maturities of twelve months or less at interest rates that vary with current market rates. The application process includes the same items that are required for other residential mortgage loans and include a submission of accurate plans, specifications and costs of the home to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by designated fee appraisers, and loans are based on the current appraised value. Loans of up to 80% of such amount may be offered for a maximum period of twelve months for the construction of the properties securing the loans. Extensions are permitted, when circumstances warrant, if construction has continued satisfactorily and the loan is current.

CONSUMER LENDING. The Bank makes various types of consumer loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, and secured and unsecured personal loans. At December 31, 2000, the Bank's consumer loans totaled approximately $426,000 or 6.73% of the Bank's total loan portfolio.

DEPOSIT ACTIVITIES

The Bank offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. Interest earned on savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly. Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rates on these accounts are reviewed by management of the Bank daily and adjusted as often as deemed necessary. At December 31, 2000, the Bank had one CD of $100,000 or more and it matures in June, 2002.

ASSET/LIABILITY MANAGEMENT

One of the actions undertaken by Bank's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of Bank's net interest spread to the adverse impact of volatile interest by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The balance between maturity of assets and maturity of liabilities is measured by the interest-rate gap and evaluated through the use of projections under various interest rate change scenarios. The Bank will employ an outside consultant to assist in asset/liability measurement and management. At December 31, 2000, the Bank's interest sensitive assets ($8.8 million) far exceed its interest bearing liabilities ($1.7 million) as the assets on the balance sheet are substantially supported by equity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Cash and interest-bearing deposits have decreased as a percentage of total assets primarily due to a shift to higher yielding loans to improve margins. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

At December 31, 2000, commitments to fund loans were approximately $664,000 and unused lines of credit totaled $1,288,000. In the opinion of management, Bank has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon the ability to borrow funds from the FHLB and Bank's favorable liquidity ratio.

CAPITAL ADEQUACY

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The most restrictive capital adequacy requirement in place during 2000 was from the agreement with the Federal Deposit Insurance Corporation in conjunction with the approval for deposit insurance. It required that a minimum total capital to risk weighted assets ratio of 8% be maintained for the first three years of operation. The Bank's corresponding capital ratio at December 31, 2000 was 127%.

ITEM 7. FINANCIAL STATEMENTS.




                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Lafayette Community Bancorp
Lafayette, Indiana


We have audited the accompanying consolidated balance sheets of Lafayette Community Bancorp as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2000 and the period from January 29, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lafayette Community Bancorp as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from January 29, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.




                                                   Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 9, 2001

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


----------------------------------------------------------------------------------------------
ASSETS                                                                2000            1999
                                                                  ------------    ------------
Cash and due from banks                                           $    797,981    $      4,090
Federal funds sold                                                   2,540,000              --
                                                                  ------------    ------------
Cash and cash equivalents                                            3,337,981           4,090
Loans                                                                6,327,683              --
Premises and equipment, net                                            507,030              --
Deferred offering costs                                                     --          20,639
Accrued interest receivable and other assets                            84,268          10,158
                                                                  ------------    ------------
                                                                  $ 10,256,962    $     34,887
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
     Non-interest bearing deposits                                $    483,979    $         --
     Interest bearing deposits                                       1,694,290              --
                                                                  ------------    ------------
         Total deposits                                              2,178,269              --
Notes payable                                                             --            80,000
Accrued expenses payable and other liabilities                         112,753          26,123
                                                                  ------------    ------------
Total liabilities                                                    2,291,022         106,123
Shareholders' equity/(deficit)
     Preferred stock - no par value; 1,000,000 shares
        authorized; zero shares issued and outstanding                      --              --
     Common stock, no par value:  10,000,000 shares authorized;
        902,000 and 1,000 shares issued and outstanding              8,594,628          10,000
Accumulated deficit                                                   (628,688)        (81,236)
                                                                  ------------    ------------
Total shareholders' equity/(deficit)                                 7,965,940         (71,236)
                                                                  ------------    ------------
                                                                  $ 10,256,962    $     34,887
                                                                  ============    ============
----------------------------------------------------------------------------------------------

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the year ended December 31, 2000 and the
                      period from January 29, 1999 (date of
                         inception) to December 31, 1999


                                                                              2000         1999
INTEREST INCOME
     Loans, including related fees                                        $  67,476    $      --
     Other                                                                   82,038           --
                                                                          ---------    ---------
                                                                            149,514           --
INTEREST EXPENSE
Deposits                                                                      8,876           --
Other                                                                        24,698          827
                                                                          ---------    ---------
                                                                             33,574          827

NET INTEREST INCOME                                                         115,940         (827)
Provision for loan losses                                                      --             --
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         115,940         (827)
Non-interest income                                                             183           --
     Service charges on deposit accounts                                        294           --
                                                                          ---------    ---------
     Other                                                                      477           --
Non-interest expenses
     Salaries and employee benefits                                         406,220       25,961
     Occupancy and equipment                                                 61,939        2,636
     Legal and professional fees                                             83,772       47,410
     Telephone                                                               16,543        1,268
     Data processing                                                         22,015           --
     Insurance                                                               18,816           --
     Other                                                                   54,564        3,134
     Total operating expenses                                               663,869       80,409
LOSS BEFORE INCOME TAXES                                                   (547,452)     (81,236)
Income taxes                                                                     --           --
NET LOSS                                                                  $(547,452)   $ (81,236)
Net loss per share                                                        $   (3.35)   $ (191.59)

LAFAYETTE COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
For the year ended December 31, 2000 and the period from January 29, 1999 (date of inception) to December 31, 1999



                                          Common     Accumulated
                                          Stock        Deficit        Total
                                        ----------   -----------   -----------
BALANCE AT INCEPTION,
  (JANUARY 29, 1999)                    $       --    $       --    $       --
Sale of common stock                        10,000            --        10,000
Net loss                                        --       (81,236)      (81,236)
                                        ----------    ----------    ----------

BALANCE DECEMBER 31, 1999                   10,000       (81,236)      (71,236)

Sale of common stock                     8,584,628            --     8,584,628
Net loss                                        --      (547,452)     (547,452)
                                        ----------    ----------    ----------

BALANCE DECEMBER 31, 2000               $8,594,628    $ (628,688)   $7,965,940
                                        ==========    ==========    ==========

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the year ended December 31, 2000 and the
                      period from January 29, 1999 (date of
                         inception) to December 31, 1999


                                                                                 2000             1999
Cash flows from operating activities
         Net loss                                                           $   (547,452)   $    (81,236)
         Adjustments to reconcile net loss to net cash
           from operating activities
                  Depreciation and amortization                                   12,185              --
                  Change in assets and liabilities:
                           Accrued interest receivable and other assets          (74,110)        (10,158)
                           Accrued interest payable and other liabilities         86,630          26,123
                                                                            ------------    ------------
                                    Net cash from operating activities          (522,747)        (65,271)

CASH FLOWS FROM INVESTING ACTIVITIES
         Loans made to customers, net of payments collected                   (6,327,683)             --
         Purchase of premises and equipment                                     (519,215)             --
                                                                            ------------    ------------
                                    Net cash from investing activities        (6,846,898)             --
CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in deposit accounts                                        2,178,269              --
         Proceeds from notes payable                                                  --          80,000
         Repayment of note payable                                               (80,000)             --
         Deferred offering costs                                                (404,733)        (20,639)
         Sale of common stock                                                  9,010,000          10,000
                                                                            ------------    ------------
                  Net cash from financing activities                          10,703,536          69,361
                                                                            ------------    ------------
Net increase in cash and cash equivalents                                      3,333,891           4,090
Cash and cash equivalents at beginning of period                                   4,090              --
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  3,337,981    $      4,090
                                                                            ============    ============
Supplemental disclosures of cash flow information
         Cash paid during the period for:
                  Interest                                                  $     31,816    $         --
                  Income taxes                                                        --              --

                          LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Lafayette Community Bancorp (Corporation) and its wholly-owned subsidiaries, Lafayette Community Bank (Bank), after elimination of significant intercompany transactions and accounts.

The Corporation was formed on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly-owned Indiana bank subsidiary. The Bancorp was initially capitalized on August 10, 1999.

The offering was completed on October 7, 2000 and closing took place on October 27, 2000. The Bancorp raised $9,010,000 through the public offering of 901,000 shares of common stock, at $10 per share. Proceeds were reduced by $425,372 of offering costs. Proceeds of approximately $7,610,000 were used to capitalize the Bank and provide working capital. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.

The Bank is engaged in the business of commercial and retail banking, with operations conducted through its main office and branch located in Lafayette, Indiana. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management makes estimates and assumptions that effect the amounts reported in the financial statement disclosures provided. These estimates and assumptions may change in the future and future results could differ.

Deferred Offering Costs: Deferred offering costs include legal, consulting and accounting costs incurred in connection with the registration of the Corporation's common stock. Those costs were charged against the stock proceeds upon consummation of the offering.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are significantly past due. Payments received on such loans are reported as principal reductions.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are significantly delayed, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Premises, Furniture and Equipment: Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets, principally on the straight-line method. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Statement of Cash Flows: Cash and cash equivalents are defined to include cash on hand, amounts due from banks, and federal funds sold. The Corporation reports net cash flows for customer loan and deposit transactions and short-term borrowings.

Earnings Per Share: Earnings per share is net income divided by the weighted average number of shares outstanding during the period.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, i.e., banking.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard had no effect on the Corporation.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

                          LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 2 - LOANS

Total loans are comprised of the following at December 31, 2000:

         Real estate loans secured by:
              1-4 family residential property                     $1,721,114
              Multi-family residential property                      501,475
              Non-residential property                             1,526,171
         Construction                                              1,095,316
         Commercial                                                1,057,603
         Consumer                                                    426,004
                                                                  ----------
                                                                   6,327,683

         Less:  allowance for loan losses                                 --
                                                                  ----------

                                                                  $6,327,683
                                                                  ==========

No loans were designated as impaired at December 31, 2000, nor were any loans so designated during the year then ended.


NOTE 3 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31, 2000:

     Furniture and equipment                                      $  414,215
     Leasehold improvements                                          105,000
                                                                  ----------
         Total                                                       519,215
     Accumulated depreciation                                        (12,185)
                                                                  ----------
                                                                  $  507,030
                                                                  ==========
NOTE 4 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $100,000 at December 31, 2000.

At year-end 2000, scheduled maturities of time deposits were as follows:

     2001                                                         $  107,494
     2002                                                            209,278
                                                                  ----------
                                                                  $  316,772
                                                                  ==========

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 5 - NOTES PAYABLE

The Corporation had a $250,000 bank line of credit with a balance of $80,000 at December 31, 1999. The line was originated on August 24, 1999 and was repaid in full with proceeds from the stock offering.


NOTE 6 - INCOME TAXES

The Corporation has recorded a cumulative net operating loss of $629,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0. The Corporation has a tax net operating loss carryforward of $160,000, which expires in 2015. Deferred tax components are as follows at December 31, 2000.



         Net operating loss carryforward       $       64,000
         Section 195 expenses                         205,000
         Cash basis tax accounting                    (18,000)
         Depreciation                                  (1,000)
         Valuation allowance                         (250,000)
                                               --------------

                                               $           --
                                               ==============

NOTE 7 - BENEFIT PLANS

The Corporation sponsors a 401-K retirement plan for all of its employees. The matching of a portion of employee contributions to the plan is determined annually, by the Board of Directors. The match for 2000 was 25% of the first 6%. Contributions accrued and charged to operations in 2000 were $25,175.


NOTE 8 - PER SHARE DATA
Loss per share in 2000 and 1999 were computed by dividing the net loss for the year by the weighted average number of shares outstanding, which were 424 for 1999 and 163,295 for 2000.


NOTE 9 - CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 9 - CAPITAL REQUIREMENTS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end 2000, the Bank was well-capitalized. Actual capital levels and minimum required levels were (in 000's):

                                                                                                   Minimum Required
                                                                                                      To Be Well
                                                                       Minimum Required           Capitalized Under
                                                                            For Capital             Prompt Corrective
                                                   Actual               Adequacy Purposes         Action Regulations
                                                  ------               -----------------         ------------------
                                             Amount         Ratio       Amount      Ratio         Amount       Ratio
                                             -------        -----       ------      -----         ------       -----
Total capital (to risk weighted assets)      $ 7,494          127%      $  471          8%        $  588          10%
Tier 1 capital (to risk weighted assets)       7,494          127          235          4            353           6
Tier 1 capital (to average assets)             7,494          503           60          4             75           5


NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases its branch facilities under operating leases, which expire in 2005. Lease expense was $28,937 for 2000. Future minimum lease payments are as follows:

               2001                              $     99,250
               2002                                    99,250
               2003                                    99,250
               2004                                    99,250
               2005                                    70,313
                                                 ------------

                Total minimum lease payments     $    467,313
                                                 ============

In the ordinary course of business, the Bank has loans, commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policy to make such commitments as it uses for on-balance sheet items.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows at December 31, 2000:

                Unused lines of credit        $    1,288,000
                Commitments to make loans            664,000
                Letters of credit                         --

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. These commitments are generally variable rate or carry a term of one year or less.

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $25,000 at December 31, 2000. These reserves do not earn interest.


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair values of the Corporation's financial instruments were as follows at December 31:


                                                            2000                             1999
                                                            ----                             ----
                                                    Carrying          Fair            Carrying        Fair
                                                      Value           Value             Value         Value
     Financial assets:
         Cash and cash equivalents           $     3,337,981   $    3,337,981       $     4,090    $     4,090
         Loans, net                                6,327,683        6,348,101                --             --
         Accrued interest receivable                  44,724           44,724                --             --

     Financial liabilities:
         Deposits                            $    (2,178,269)  $   (2,177,573)      $        --     $       --
         Notes payable                                    --               --           (80,000)       (80,000)
         Accrued interest payable                     (2,584)          (2,584)             (827)          (827)

Fair value approximates carrying amount for all items except those described below. Fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Fair value for IRAs and time certificates of deposit are based on the rates paid at year end for new deposits, applied until maturity. Fair value for other financial instruments and off- balance-sheet loan commitments are considered nominal.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 12 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets and statements of operations and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                                       2000           1999
                                                                                       ----           ----
ASSETS
Cash                                                                               $   471,664    $     4,090
Investment in bank                                                                   7,494,276             --
Other assets                                                                                --         30,797
                                                                                   -----------    -----------

                                                                                   $ 7,965,940    $    34,887
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                        $        --    $   106,123
Shareholders' equity/(deficit)                                                       7,965,940        (71,236)
                                                                                   -----------    -----------

                                                                                   $ 7,965,940    $    34,887
                                                                                   ===========    ===========

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2000 and period from January 29, 1999 (date of inception) to December 31, 1999

                                                                                       2000           1999
                                                                                       ----           ----
OPERATING INCOME
     Dividends received from subsidiary bank                                       $       --     $        --
     Interest                                                                           46,232             --
                                                                                   -----------    -----------
                                                                                        46,232             --

Operating expenses                                                                     476,827         81,236
                                                                                   -----------    -----------

LOSS BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED LOSS OF SUBSIDIARY                                                    (430,595)       (81,236)

Income tax                                                                                  --             --
                                                                                   -----------    -----------

LOSS BEFORE EQUITY IN UNDISTRIBUTED LOSS OF BANK                                      (430,595)       (81,236)

Equity in undistributed loss of bank                                                  (116,857)            --
                                                                                   -----------    -----------

NET LOSS                                                                           $  (547,452)   $   (81,236)
                                                                                   ===========    ===========

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 12 - PARENT COMPANY STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
            For the year ended December 31, 2000 and the period from
           January 29, 1999 (date of inception) to December 31, 1999.

                                                                                       2000           1999
                                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $  (547,452)   $   (81,236)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Equity in undistributed loss of bank                                          116,857             --
         Change in other assets and other liabilities, net                               4,674         (4,674)
                                                                                   -----------    -----------
              Net cash from operating activities                                      (425,921)       (85,910)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in bank subsidiary                                                  (7,611,133)            --
                                                                                   -----------    -----------

         Net cash from investing activities                                         (7,611,133)            --



CASH FLOWS FROM FINANCING ACTIVITIES
     Draws on notes payable                                                                 --         80,000
     Repayment of notes payable                                                        (80,000)            --
     Sale of common stock                                                            8,584,628         10,000
                                                                                   -----------    -----------
         Net cash from financing activities                                          8,504,628         90,000
                                                                                   -----------    -----------

Net change in cash and cash equivalents                                                467,574          4,090

Beginning cash and cash equivalents                                                      4,090             --
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   471,664    $     4,090
                                                                                   ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF LAFAYETTE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         David R. Zimmerman, age 42, Director of Lafayette since its organization, is President and Chief Executive Officer of Lafayette Community Bancorp and President and Chief Executive Officer of the Bank. Mr. Zimmerman was the Vice-President, Commercial Lending when he left Lafayette Bank & Trust in 1999 to form Lafayette Community Bancorp. Mr. Zimmerman's term of office as director expires in 2002.

         Edward Chosnek, age 54, Director of Lafayette since its organization, is senior attorney and majority owner of the Lafayette, Indiana law firm of Pearlman, Chosnek, Morrissey & Hopson, P.C. He currently serves as Secretary of the Board of Directors of Lafayette. Mr. Chosnek's term of office as director expires in 2002.

         John R. Basham, II, age 54, Director of Lafayette since its organization, is owner and operator of Basham Rentals, Lafayette, Indiana, and a lifelong resident of Lafayette. Mr. Basham worked at Eli Lilly & Co. from 1969-97 during which time he served as Senior Environmental Control Operator. Mr. Basham's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2001.

         Donald J. Ehrlich, age 63, Director of Lafayette since its organization, is Director, President and Chief Executive Officer of Wabash National Corporation, Lafayette, Indiana. In May 1995, Mr. Ehrlich was elected Chairman of the Board of Wabash. He also serves as a director of Danaher Corporation and Indiana Secondary Market Corporation. Mr. Ehrlich's term of office as director expires in 2002.

         Steven Hogwood, age 44, Director of Lafayette since its organization, also owns and operates as a franchisee numerous fast-food restaurants in the Lafayette area. Mr. Hogwood served as Executive Director of Operations of the McDonald Corporation, Oakbrook, Illinois from 1976-1995. Currently, Mr. Hogwood serves as a director for the Indiana Business College and Junior Achievement of White County, Indiana and is the Chairman for Public Relations for the Indianapolis, Indiana area. Mr. Hogwood's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2001.

         Connie L. Koleszar, age 42, Director of Lafayette since its organization, currently serves as Assistant Secretary and Director of Investor Relations of Wabash National Corporation, Lafayette, Indiana. Ms. Koleszar has been associated with Wabash National Corporation since its inception in 1985. Ms. Koleszar's term of office as director expires in 2002.

         Thomas A. McDonald, age 35, Director of Lafayette since its organization, is self-employed in the residential and commercial real estate business in and around the Lafayette area. Mr. McDonald is a lifelong resident of Lafayette. Mr. McDonald's term of office as director expires in 2001.

         Steven W. Norfleet, age 51, Director of Lafayette since its organization, is President and owner of Norfleet Builders, a residential and commercial building and development company located in Lafayette, Indiana. Mr. Norfleet has been a lifelong resident of Lafayette. Mr. Norfleet is a director of the Lafayette Greater Progress. Mr. Norfleet's term of office as director expires in 2002.

         Dennis R. Hardwick, age 47, is the Vice-President, Controller of the Bank. Prior to his employment with Lafayette, Mr. Hardwick was the Assistant Vice-President, Accounting Officer at Peoples Bank & Trust Company for 28 years.

         J. Michael Pechin, age 34, is the Senior Vice-President, Senior Loan Officer of the Bank. Prior to his employment with the Bank, Mr. Pechin was the Vice-President, Commercial Loan Officer at Lafayette Bank & Trust.

Section 16(a) Compliance:

Lafayette has no class of equity securities registered with the Commission under
Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) is therefore inapplicable to its securities.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to Lafayette's Chief Executive Officer for 2000, who was the only executive officer whose cash compensation for 2000 exceeded $100,000.


--------------------------------------------------------------------------------
                         SUMMARY OF ANNUAL COMPENSATION
--------------------------------------------------------------------------------
        NAME AND                                              SECURITIES
   PRINCIPAL POSITION            YEAR    SALARY     BONUS   UNDERLYING OPTIONS
--------------------------------------------------------------------------------
David R. Zimmerman, Chief        2000   $105,000   $   -0-      N/A(1)
Executive Officer
                                 1999   $ 20,000   $   -0-      N/A
--------------------------------------------------------------------------------

-------------
(1) Mr. Zimmerman was granted no options pursuant to the Lafayette Community Bancorp 2000 Directors' Stock Option Plan or the Lafayette Community Bancorp 2000 Key Employees' Stock Option Plan since the organization of Lafayette.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table gives information about the beneficial ownership of Lafayette capital stock by:

         -        each person owning more than 5% of Lafayette's common shares;

         -        each of Lafayette's executive officers and directors; and

         - all of Lafayette's executive officers and directors as a group.

The principal occupation, as indicated in Item 9 hereof, of each Director has been the same for the last five (5) years and such Director possesses sole voting and investment powers with respect to the shares indicated as beneficially owned by such Director. Unless specified otherwise, a Director is deemed to share voting and investment powers over shares indicated as held by a spouse, child, or other family member residing with the Director.


       DIRECTOR/EXECUTIVE OFFICER           SHARES BENEFICIALLY    COMMON SHARES
                                                    OWNED           OUTSTANDING
--------------------------------------------------------------------------------
         David R. Zimmerman                        51,000             5.6%
--------------------------------------------------------------------------------
         Edward Chosnek                            69,620             7.7%
--------------------------------------------------------------------------------
         John R. Basham II                         35,000             3.9%
--------------------------------------------------------------------------------
         Donald J. Ehrlich                         50,000             5.5%
--------------------------------------------------------------------------------
         Steven Hogwood                            50,000             5.5%
--------------------------------------------------------------------------------
         Connie L. Koleszar                         3,000             0.3%
--------------------------------------------------------------------------------
         Thomas A. McDonald                        70,000             7.7%
--------------------------------------------------------------------------------
         Steven W. Norfleet                        50,000             5.5%
--------------------------------------------------------------------------------
         J. Michael Pechin                          4,200             0.5%
--------------------------------------------------------------------------------
Directors and executive officers as a group       382,820            42.4%
--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Bank had, and the Bank expects to continue to have in the future, banking transactions in the ordinary course of business with Directors, officers and principal shareholders of Lafayette and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as though is prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description

3.1 Amended and Restated Articles of Incorporation of Lafayette Community Bancorp, which are incorporated by reference to
                  Exhibit 3.1 in the Registration Statement on Form SB-2, filed April 7, 2000, as amended, ("Form SB-2")

3.2 By-Laws of Lafayette Community Bancorp, which are incorporated by reference to Exhibit 3.2 in the Form SB-2

10.1 2000 Directors' Stock Option Plan, which is incorporated by reference to Exhibit 10.1 in the Form SB-2

10.2 2000 Key Employees' Stock Option Plan, which is incorporated by reference to Exhibit 10.2 in the Form SB-2

10.3 Lease (main office property), which is incorporated by reference to Exhibit 10.3 in the Form SB-2

10.4 Lease (branch office property), which is incorporated by reference to Exhibit 10.4 in the Form SB-2

21 Subsidiaries of the Registrant and names under which the Registrant is doing business


Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Lafayette Community Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2001.

LAFAYETTE COMMUNITY BANCORP

By:/s/ DAVID R. ZIMMERMAN
   ----------------------
       David R. Zimmerman
       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 28th day of March, 2001:

         Signatures                                         Title

/s/ DAVID R. ZIMMERMAN                             President (Chief Executive
------------------------------------               Officer) and Director
 David R. Zimmerman

/s/ DENNIS R. HARDWICK                             Vice President and Controller
------------------------------------              (principal financial and
 Dennis R. Hardwick                                accounting officer)

                                                     Director
------------------------------------
 John R. Basham, II

 /s/ EDWARD CHOSNEK                                  Director
------------------------------------
 Edward Chosnek

 /s/ DONALD J. EHRLICH                               Director
------------------------------------
 Donald J. Ehrlich

                                                     Director
------------------------------------
 Steven Hogwood

 /s/ CONNIE L. KOLESZAR                              Director
------------------------------------
 Connie L. Koleszar

 /s/ THOMAS A. MCDONALD                              Director
------------------------------------
 Thomas A. McDonald

                                                     Director
------------------------------------
 Steven W. Norfleet