Form 10QSB
period 2001-03-31
LAFAYETTE COMMUNITY BANCORP
filed 2001-05-09
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10Q-SB

(Mark One)

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------ ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number 333-34254

                          LAFAYETTE COMMUNITY BANCORP
                 (Name of Small Business Issuer in its charter)

              INDIANA                                   35-2082918
     (State of incorporation)              I.R.S. Employer Identification Number


                  2 NORTH 4TH STREET LAFAYETTE, INDIANA 47901
             (Address of principal executive offices and zip code)

                                 (765) 429-7200
                          (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                             ---
As of May 9, 2001, there were 902,000 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ----

                          LAFAYETTE COMMUNITY BANCORP


                                     INDEX


PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

              Consolidated Balance Sheets at March 31, 2001 and December 31, 2000........................      2

              Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000...      3

              Consolidated Statement of Changes in Shareholders' Equity/(Deficit) for the quarters
              ended March 31, 2001 and 2000..............................................................      4

              Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000...      5

              Notes to Consolidated Financial Statements.................................................      6

Item 2.       Management's Discussion and Analysis of Results of Operations and Financial Condition......   7-10



PART II.  OTHER INFORMATION - None




    Signatures...........................................................................................     11


                          LAFAYETTE COMMUNITY BANCORP
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                       March 31,
                                                                         2001              December 31,
                                                                      (unaudited)              2000
                                                                     ------------          ------------
ASSETS

      Cash and due from banks                                         $ 1,134,562          $    797,981
      Federal funds sold                                                5,795,000             2,540,000
                                                                     ------------          ------------
        Cash and cash equivalents                                       6,929,562             3,337,981

      FHLB Bank Stock                                                      25,000                    --

      Loans                                                            11,577,104             6,327,683
         Allowance for loan losses                                        (36,000)                   --
                                                                     ------------          ------------
         Loans, net                                                    11,541,104             6,327,683

      Premises and equipment, net                                         553,273               507,030

      Accrued interest receivable and other assets                        119,391                84,268
                                                                     ------------          ------------
                                                                      $19,168,330          $ 10,256,962
                                                                     ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

       Noninterest-bearing deposits                                   $   629,136          $    483,979
       Interest bearing deposits                                       10,618,487             1,694,290
                                                                     ------------          ------------
         Total deposits                                                11,247,623             2,178,269

      Accrued expenses payable and other liabilities                       85,386               112,753
                                                                     ------------          ------------
        Total liabilities                                              11,333,009             2,291,022

Shareholders' equity

      Preferred stock--no par value: 1,000,000 shares
      authorized: zero shares issued and outstanding                           --                    --

      Common shares, no par value:-10,000,000 shares
      authorized: 902,000 shares issued and outstanding                 8,594,628             8,594,628

       Accumulated deficit                                               (759,307)             (628,688)
                                                                     ------------          ------------

        Total shareholders' equity                                      7,835,321             7,965,940
                                                                     ------------          ------------
                                                                      $19,168,330          $ 10,256,962
                                                                     ============          ============
See accompanying notes

                          LAFAYETTE COMMUNITY BANCORP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                 Three months ended       Three months ended
                                                                                    March 31, 2001          March 31, 2000
                                                                                 ------------------       ------------------
INTEREST INCOME
    Loans, including related fees                                                        $ 214,597                     $ -
    Federal Funds Sold                                                                      38,146
    Other                                                                                    5,783                      --
                                                                                         ---------               ---------
                                                                                           258,526                      --
INTEREST EXPENSE
    Deposits                                                                                70,495                      --
    Borrowings                                                                                  --                   2,090
                                                                                         ---------               ---------
                                                                                            70,495                   2,090
                                                                                         ---------               ---------
NET INTEREST INCOME                                                                        188,031                  (2,090)
Provision for loan losses                                                                  (36,000)                     --
                                                                                         ---------               ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                        152,031                  (2,090)

Non-interest income
    Service charges on deposit accounts                                                      1,495                      --
    Mortgage banking revenue                                                                 3,317                      --
    Other                                                                                    2,346                      --
                                                                                         ---------               ---------
                                                                                             7,158                      --
Non-interest expenses
    Salaries and employee benefits                                                         147,458                  59,449
    Occupancy and equipment                                                                 60,851                   5,448
    Legal and professional fees                                                             10,346                  15,370
    Telephone                                                                                5,421                   1,198
    Data processing                                                                         22,861                      --
    Directors fees                                                                          13,000                      --
    Insurance                                                                                5,280                      --
    Advertising                                                                             13,001                      --
    Other                                                                                   11,590                   9,622
                                                                                         ---------               ---------
                                                                                           289,808                  91,087
                                                                                         ---------               ---------

      LOSS BEFORE INCOME TAXES                                                            (130,619)                (93,177)

      Income taxes                                                                              --                      --
                                                                                         ---------               ---------
      NET LOSS                                                                           $(130,619)              $ (93,177)
                                                                                         =========               =========
      Net loss per share                                                                 $   (0.14)              $  (93.18)
                                                                                         =========               =========

      See accompanying notes

                          LAFAYETTE COMMUNITY BANCORP
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
           For the three month periods ended March 31, 2001 and 2000
                                  (unaudited)
--------------------------------------------------------------------------------

                                                            Common               Accumulated
                                                            Stock                  Deficit                Total
                                                         -----------             ----------           -----------
Balance at January 1, 2001                               $ 8,594,628             $ (628,688)          $ 7,965,940

Net loss                                                                           (130,619)             (130,619)
                                                         -----------             ----------           -----------
Balance at March 31, 2001                                $ 8,594,628             $ (759,307)          $ 7,835,321
                                                         ===========             ==========           ===========

Balance at January 1, 2000                               $    10,000             $  (81,236)          $   (71,236)

Net loss                                                                            (93,177)              (93,177)
                                                         -----------             ----------           -----------
Balance at March 31, 2000                                $    10,000             $ (174,413)          $  (164,413)
                                                         ===========             ==========           ===========

        See accompanying notes

                          LAFAYETTE COMMUNITY BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                  (unaudited)

                                                                         Three months ended     Three months ended
                                                                             March 31,                March 31,
                                                                                2001                   2000
                                                                         -------------------    -------------------
Cash flows from operating activities
      Net loss                                                               ($130,619)              ($93,177)
      Adjustments to reconcile net income to net cash
        from operating activities
         Depreciation and amortization                                          18,243                      -
         Provision for loan losses                                              36,000                      -
      Change in assets and liabilities:
         Interest receivable and other assets                                  (35,123)                 1,278
         Interest payable and other liabilities                                (27,367)                 5,409
                                                                           -----------              ---------
              Net cash from operating activities                              (138,866)               (86,490)
Cash flows from investing activities
         Draw on note payable                                                        -                 95,000
         Deferred offering costs                                                     -                 (7,893)
         Loans made to customers, net of payments collected                 (5,249,421)                     -
         Purchase of Federal Home Loan Stock                                   (25,000)                     -
         Purchase of equipment                                                 (64,486)                     -
                                                                           -----------              ---------
             Net cash from investing activities                             (5,338,907)                87,107
Cash flows from financing activities
      Net change in deposit accounts                                         9,069,354                      -
                                                                           -----------              ---------
             Net cash from financing activities                              9,069,354                      -
                                                                           -----------              ---------
      Net change in cash and cash equivalents                                3,591,581                    617
      Cash and cash equivalents at beginning of period                       3,337,981                  4,090
                                                                           -----------              ---------
      Cash at end of period                                                $ 6,929,562                $ 4,707
                                                                           ===========              =========

      See accompanying notes

                          LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

1. Accounting Policies
         The significant accounting policies followed by Lafayette Community Bancorp ("Lafayette") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The interim financial statements have been prepared in accordance with instructions to Form 10-QSB and may not include all information and footnotes normally shown for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

Prior to November 1, 2000, Bancorp was in the development stage and the financial statements for the quarter ended March 31, 2000 were prepared on that basis.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

Organization: Lafayette was incorporated on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly-owned Indiana bank subsidiary, Lafayette Community Bank (Bank), to be located in Lafayette, Indiana. Lafayette was initially capitalized on August 10, 1999. The offering was completed on October 7, 2000 and closing took place on October 27, 2000. The Bancorp raised $9,010,000 through the public offering of 901,000 shares of common stock, at $10 per share. Net proceeds were reduced by $425,000 of offering costs and aggregated $8,585,000. Approximately $7,611,000 was used to capitalize the Bank and provide working capital for the Bank subsidiary. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.

Nature of Business: The Bank provides commercial, mortgage and installment loans and receives deposits from customers located in Tippecanoe and contiguous counties in Indiana.

Legal and Professional Fees: These expenses are costs incurred to organize Lafayette and to pursue regulatory approval to charter the Bank. They were expensed as they were incurred.

2. Earnings Per Share

Earnings per share were computed based on the weighted average shares outstanding during the periods which were 902,000 shares during the first three months of 2001 and 1,000 shares for the three months ended March 31, 2000. As no stock options have been granted, no dilution of shares is reported.

3. Segment Reporting

Internal financial information is primarily reported and aggregated in one line of business, i.e., banking.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATING AND FINANCIAL CONDITION OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Lafayette "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe Lafayette Community Bancorp's (Lafayette) future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as the date of this report and Lafayette undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

Lafayette was incorporated on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary, Lafayette Community Bank ("Bank") to be located in Lafayette, Indiana. Lafayette raised $9,010,000 through the public offering of Lafayette's common stock, at $10 per share. Proceeds, net of underwriting discounts and offering costs, were disbursed on October 27, 2000. Proceeds of $7,611,000 were used to capitalize the Bank and provide working capital. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.

The principal business of the Bank consists of providing a wide range of banking products and services that are reasonably priced and easily understood by customers, with an emphasis on technology and electronic self-service features. The Bank offers various products for depositors including checking and savings accounts, on-line banking facilities, certificates of deposit and vault locker boxes. Lending is targeted on small- to medium-sized businesses, with an emphasis on commercial lending.

The Bank operates from two locations. The Bank's main office, which serves as Lafayette's principal executive office, is located in a two-story building in downtown Lafayette that houses a full-service banking office, Automated Teller Machine (ATM), drive-up banking system, executive offices, board room and the operations department. The Bank has entered into a lease agreement for this facility with a partnership comprised of directors. The lease term runs through

October 31, 2005. Rent commenced on November 1, 2000. The second banking location is a full-service bank branch office including drive-up banking and an ATM on the north side of Lafayette. Lafayette entered into a noncancellable lease agreement for this office. The lease term runs through March 31, 2005. Rent commenced on April 1, 2000.

The book value per share of Lafayette's nonvoting common shares at March 31, 2001, was $8.69. The high and low bid prices per share of Lafayette's common stock during the first quarter of 2001 were $10.00 and $9.50, respectively.

Lafayette has established director and employee stock option plans and allocated 15% of the outstanding shares of Lafayette to be eligible for grant under these plans. No options have been granted. Options will be granted by a committee of the Board of Directors of Lafayette (Board of Directors) and will be at the greater of the offering price or the current fair market value of Lafayette common stock.

Lafayette has not paid, and does not expect to pay, dividends in the near future. Lafayette will retain any earnings to finance its growth. Future dividend policy will depend on Lafayette's earnings, capital requirements, financial condition and other factors deemed relevant by Lafayette's Board of Directors.

INTEREST INCOME

Interest income for the three months ended March 31, 2001, was $259,000. Loan income, including fees, was $215,000. Other interest income for the three months ended March 31, 2001, was $44,000 and came primarily from Fed Funds sold.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2001, and 2000, was $70,000 and $2,000, respectively. Interest expense on deposits for the three months ended March 31, 2001, was $70,000. The Bank accepted deposits only after the commencement of operations. Therefore, no information exists for comparison with the first quarter of 2000. Interest expense on borrowings for the three months ended March 31, 2000, were associated with borrowings by Lafayette to fund its development stage. Principal and interest were fully repaid on these borrowings following the disbursement of funds from the offering.

PROVISION FOR LOAN LOSSES

The provision for loan losses is a valuation allowance, which is decreased by charge-offs net of recoveries. Management estimates the allowance balance required based on known and inherent risks in the loan portfolio. Allocations may be made to specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. For the three months ended March 31, 2001, the provision for loan losses was $36,000.

NON-INTEREST INCOME

Total non-interest income for the three months ended March 31, 2001, was $7,000. Nearly one-half of that total results from fees earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. The balance comes from deposit account fees and other service charges. The Bank only earned income following the commencement of operations on November 1, 2000. Therefore, no information exists for comparison with the first quarter of 2000.

NON-INTEREST EXPENSES

Total non-interest expenses for the three months ended March 31, 2001, and March 31, 2000, respectively, were $290,000 and $91,000. This $199,000 increase comes in all categories and reflects the move from a development stage entity, working with limited numbers of employees in temporary space, to a full service financial institution serving customers from two locations. Legal and professional fees in the first quarter of 2000 are primarily in connection with the organization of Lafayette and gaining regulatory approval to charter the bank.

During the first three months of 2001, a net loss of $131,000 was recorded.

INCOME TAXES

Lafayette has recorded a cumulative net operating loss of $759,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0.

BALANCE SHEET

Total assets were $19,168,000 at March 31, 2001 and $10,257,000 at December 31, 2000. Cash and cash equivalents were $6,930,000 at March 31, 2001, compared to $3,338,000 at December 31, 2000, an increase of $3,592,000 or 107.60%. This increase results from faster growth in deposits than in loans. Loans increased from $6,328,000 at December 31, 2000, to $11,577,000 at March 31, 2001. This
represents an increase of $5,249,000, or 82.39%.

Total liabilities were $11,333,000 at March 31, 2001, and $2,291,000 at December 31, 2000, an increase of $9,042,000 or 394.67%. Total deposits at March 31, 2001, were $11,248,000 compared to $2,178,000 at December 31, 2000, an increase of $9,070,000 or 416.36%. Noninterest-bearing deposits were $629,000 and $484,000 at March 31, 2001, and December 31, 2000, respectively, an increase of $145,000 or 29.99%. Interest bearing deposits increased $8,924,000 or 526.72% from $1,694,000 at December 31, 2000, to $10,618,000 at March 31, 2001.
Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

CAPITAL REQUIREMENTS

Total shareholders' equity at March 31, 2001, was $7.8 million compared to $8.0 million at December 31, 2000. The decline resulted from a net loss of ($131,000) for the first three months of 2001.

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

At March 31, 2000, the Bank was well-capitalized.

PART II. OTHER INFORMATION - NONE

SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LAFAYETTE COMMUNITY BANCORP

                                        By: /s/ David R. Zimmerman
                                        ----------------------------------------
                                            David R. Zimmerman
                                            Chairman and Chief Executive Officer

                                        By: /s/ Dennis R. Hardwick
                                        ----------------------------------------
                                            Dennis R. Hardwick
                                            Vice President and Controller
DATE: May 9, 2001