Form 10QSB
period 2001-06-30
LAFAYETTE COMMUNITY BANCORP
filed 2001-08-13
CIK 1111230

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
   X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------ ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                  ------------    -------------

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

                                 (765) 429-7200
                                 --------------
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----
As of August 13, 2001, there were 902,000 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              -----   -----

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at June 30, 2001 and
            December 31, 2000                                              2

            Consolidated Statements of Operations for the three and
            six months ended June 30, 2001 and 2000                        3

            Consolidated Statement of Changes in Shareholders'
            Equity/(Deficit) for the six months ended
            June 30, 2001 and 2000                                         4

            Consolidated Statements of Cash Flows for the three and
            six months ended June 30, 2001 and 2000                        5

            Notes to Consolidated Financial Statements                     6

  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                          7-10


PART II.  OTHER INFORMATION

  Item 1.   Legal proceedings                                             11

  Item 2.   Changes in securities                                         11

  Item 3.   Defaults upon senior securities                               11

  Item 4.   Submission of Matters to a Vote of Security Holders           11

  Item 5.   Other information                                             11

  Item 6.   Exhibits and reports on Form 8-K                              11


  Signatures                                                              13

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
-------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                         2001          2000
                                                    -----------     -----------
                                                    (unaudited)
ASSETS
      Cash and due from banks                       $ 1,553,642    $   797,981
      Federal funds sold                              3,880,000      2,540,000
                                                    -----------    -----------
        Cash and cash equivalents                     5,433,642      3,337,981

      Securities available for sale                     700,931              -

      Loans                                          21,812,549      6,327,683

        Allowance for loan losses                      (100,000)             -
                                                    -----------    -----------
        Loans, net                                   21,712,549      6,327,683

      Premises and equipment, net                       606,229        507,030

      Accrued interest receivable and other assets      225,544         84,268
                                                    -----------    -----------
                                                    $28,678,895    $10,256,962
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

      Noninterest-bearing deposits                  $ 2,457,947    $   483,979
      Interest bearing deposits                      18,359,648      1,694,290
                                                    -----------    -----------
        Total deposits                               20,817,595      2,178,269

      Accrued expenses payable and
        other liabilities                               149,202        112,753
                                                    -----------    -----------
        Total liabilities                            20,966,797      2,291,022


Shareholders' equity

      Preferred stock--no par value:
      1,000,000 shares authorized: zero shares
      issued and outstanding                                  -              -

      Common shares, no par value:-10,000,000
      shares authorized: 902,000 shares issued and
      outstanding                                     8,594,628      8,594,628

      Accumulated deficit                              (883,144)      (628,688)

      Other comprehensive income                            614              -
                                                    -----------    -----------
        Total shareholders' equity                    7,712,098      7,965,940
                                                    -----------    -----------
                                                    $28,678,895    $10,256,962
                                                    ===========    ===========
See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the six months ended June 30, 2001 and 2000
                                   (unaudited)
-------------------------------------------------------------------------------

                                         Three months ended   Three months ended    Six months ended    Six months ended
                                           June 30, 2001         June 30, 2000        June 30, 2001       June 30, 2000
                                         -------------------------------------------------------------------------------
INTEREST INCOME
    Loans, including related fees            $ 340,039             $       -            $ 554,636           $       -
    Federal Funds Sold                          40,346                     -               78,492                   -
    Other                                        8,410                     -               14,193                   -
                                         -------------------------------------------------------------------------------
                                               388,795                     -              647,321                   -

INTEREST EXPENSE
    Deposits                                   154,050                     -              224,545                   -
    Borrowings                                       -                 6,776                    -               8,866
                                         -------------------------------------------------------------------------------
                                               154,050                 6,776              224,545               8,866
                                         -------------------------------------------------------------------------------

NET INTEREST INCOME                            234,745                (6,776)             422,776              (8,866)

Provision for loan losses                      (64,000)                    -             (100,000)                  -
                                         -------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                170,745                (6,776)             322,776              (8,866)

Non-interest income
    Service charges on deposit accounts          7,125                     -                8,620                   -
    Mortgage banking revenue                    31,645                     -               34,962                   -
    Other                                        2,670                     -                5,016                   -
                                         -------------------------------------------------------------------------------
                                                41,440                     -               48,598                   -

Non-interest expenses
    Salaries and employee benefits             178,705               108,954              326,163             168,403
    Occupancy and equipment                     56,058                 8,434              116,909              13,882
    Legal and professional fees                  7,816                24,393               18,162              39,763
    Telephone                                    5,840                 1,799               11,261               2,997
    Data processing                             24,153                     -               47,014                   -
    Directors fees                              13,000                     -               26,000                   -
    Insurance                                    5,260                 3,896               10,540               8,146
    Advertising                                 12,999                     -               26,000               1,452
    Other                                       32,191                12,985               43,781              16,905
                                         -------------------------------------------------------------------------------
                                               336,022               160,461              625,830             251,548
                                         -------------------------------------------------------------------------------
    LOSS BEFORE INCOME TAXES                  (123,837)             (167,237)            (254,456)           (260,414)

    Income taxes                                     -                     -                    -                   -
                                         -------------------------------------------------------------------------------
    NET LOSS                                 $(123,837)            $(167,237)           $(254,456)          $(260,414)
                                         ===============================================================================
                                         -------------------------------------------------------------------------------
    Net loss per share                       $   (0.14)            $ (167.24)           $   (0.28)          $ (260.41)
                                         ===============================================================================
                                         -------------------------------------------------------------------------------
    Comprehensive loss                       $(123,223)            $(167,237)           $(253,842)          $(260,414)
                                         ===============================================================================




See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/DEFICIT
             For the six month periods ended June 30, 2001 and 2000
                                   (unaudited)
------------------------------------------------------------------------------

                                                                              Accumulated
                                                Common      Accumulated   Other Comprehensive
                                                Stock         Deficit            Income             Total
                                             ---------------------------------------------------------------

Balance at January 1, 2000                   $    10,000    $  (81,236)         $        -       $   (71,236)
    Net loss                                                  (260,414)                             (260,414)
    Other comprehensive income                                                           -                 -
                                             ---------------------------------------------------------------
Balance at June 30, 2000                     $    10,000    $ (341,650)         $        -       $  (331,650)
                                             ===============================================================

Balance at January 1, 2001                   $ 8,594,628    $ (628,688)         $        -       $ 7,965,940
Comprehensive Income:
    Net loss                                                  (254,456)                             (254,456)
    Other comprehensive income                                                         614               614
                                             ---------------------------------------------------------------
Balance at June 30, 2001                     $ 8,594,628    $ (883,144)         $      614       $ 7,712,098
                                             ===============================================================




See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (unaudited)

                                             Six months ended  Six months ended
                                                  June 30,         June 30,
                                                    2001             2000
                                             ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                    ($254,456)       ($260,414)

     Adjustments to reconcile net
      income to net cash from
        operating activities

        Depreciation and amortization               39,049                -

        Provision for loan losses                  100,000                -

     Change in assets and liabilities:

        Interest receivable and other assets      (116,276)          (6,205)

        Interest payable and
          other liabilities                         36,132           45,176
                                             ----------------------------------
             Net cash from operating
               activities                         (195,551)        (221,443)

CASH FLOWS FROM INVESTING ACTIVITIES

        Draw on note payable                             -          248,900

        Deferred offering costs                          -          (29,891)

        Loans made to customers, net
          of payments collected                (15,484,866)               -

        Purchase of securities and
          restricted stock                        (725,000)               -

        Purchase of equipment                     (138,248)               -
                                             ----------------------------------
             Net cash from investing
               activities                      (16,348,114)         219,009

CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposit accounts             18,639,326                -
                                             ----------------------------------

             Net cash from financing
               activities                       18,639,326                -
                                             ----------------------------------

     Net change in cash and cash equivalents     2,095,661           (2,434)

     Cash and cash equivalents at
        beginning of period                      3,337,981            4,090
                                             ----------------------------------
     CASH AT END OF PERIOD                   $   5,433,642        $   1,656
                                             ==================================


     See accompanying notes

                           Lafayette Community Bancorp
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 2001

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

Prior to November 1, 2000, Bancorp was in the development stage and the financial statements for the six and three months ended June 30, 2000 were prepared on that basis.

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

2.  Earnings Per Share

Earnings per share were computed based on the weighted average shares outstanding during the periods which were 902,000 shares during 2001 and 1,000 shares during 2000. As no stock options have been granted, no dilution of shares is reported.

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

The book value per share of Lafayette's nonvoting common shares at June 30, 2001, was $8.55. The high and low bid prices per share of Lafayette's common stock during the second quarter of 2001 were $9.50 and $8.00, respectively.

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

INTEREST INCOME

Interest income for the three and six months ended June 30, 2001, was $389,000 and $647,000. Loan income, including fees, was $340,000 and $555,000 for the three and six months ended June 30, 2001. The increase reflects growth in total loans outstanding. Other interest income for the three and six months ended June 30, 2001, was $49,000 and $93,000, and came primarily from Fed Funds sold.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2001, and 2000, was $154,000 and $7,000. For the six months ended June 30, 2001, and 2000, interest expense was $225,000 and $9,000. Interest expense in 2001 is comprised solely of interest on deposits. The Bank accepted deposits only after the commencement of operations. Therefore, no information exists for comparison with 2000. Interest expense for the three and six months ended June 30, 2000, was associated with borrowings by Lafayette to fund its development stage. Principal and interest were fully repaid on these borrowings following the disbursement of funds from the offering.

PROVISION FOR LOAN LOSSES

The provision for loan losses is a valuation allowance, which is decreased by charge-offs net of recoveries. Management estimates the allowance balance required based on known and inherent risks in the loan portfolio. Allocations may be made to specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. At June 30, 2001, the allowance is $100,000 or .46% of total loans.

NON-INTEREST INCOME

Total non-interest income was $41,000 and $49,000 for the three and six months ended June 30, 2001. Approximately three-fourths of that total results from fees earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. The balance comes from deposit account fees and other service charges. The Bank only earned income following the commencement of operations on November 1, 2000. Therefore, no information exists for comparison with 2000.

NON-INTEREST EXPENSES

Total non-interest expense for the three months ended June 30, 2001, and June 30, 2000, was $336,000 and $160,000. For the six months ended June 30, 2001, and June 30, 2000, total non-interest expense was $626,000 and $252,000. This $374,000 increase comes in all categories except legal and professional fees and reflects the move from a development stage entity, working with limited numbers of employees in temporary space, to a full service financial institution serving customers from two locations. Legal and professional fees 2000 are primarily in connection with the organization of Lafayette and gaining regulatory approval to charter the bank.

During the first six months of 2001, a net loss of $254,000 was recorded.

INCOME TAXES

Lafayette has recorded a cumulative net operating loss of $883,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0.

BALANCE SHEET

Total assets were $28,679,000 at June 30, 2001 and $10,257,000 at December 31, 2000. Cash and cash equivalents were $5,434,000 at June 30, 2001, compared to $3,338,000 at December 31, 2000, an increase of $2,096,000 or 62.79%. This increase results from faster growth in deposits than in loans. Loans increased from $6,328,000 at December 31, 2000, to $21,813,000 at June 30, 2001. This
represents an increase of $15,485,000, or 244.71%.

Total liabilities were $20,967,000 at June 30, 2001 compared to $2,291,000 at December 31, 2000, an increase of $18,676,000 or 815.19%. Total deposits at June 30, 2001, were $20,818,000 compared to $2,178,000 at December 31, 2000, an increase of $18,640,000 or 855.83%. Noninterest-bearing deposits were $2,458,000 and $484,000 at June 30, 2001, and December 31, 2000, respectively, an increase of $1,974,000 or 407.85%. Interest bearing deposits increased $16,666,000 or 983.83% from $1,694,000 at December 31, 2000, to $18,360,000 at June 30, 2001.
Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

CAPITAL REQUIREMENTS

Total shareholders' equity at June 30, 2001, was $7.7 million compared to $8.0 million at December 31, 2000. The decline resulted from a net loss of $254,000 for the first six months of 2001.

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

At June 30, 2001, the Bank was well-capitalized.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Neither Lafayette Community Bancorp nor its subsidiary is involved in any pending legal proceedings at this time, other than routine litigation incidental to their respective business.

Item 2.  CHANGES IN SECURITIES--Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES--Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Lafayette's annual meeting of shareholders was held at 2:30 p.m. on May 8, 2001. The following members were elected to the Board of Directors of Lafayette for a period of three years or until their successors are duly chosen and qualified. Proxy votes comprised 61 percent of the outstanding voting shares. A total of 1,000 shares were voted in person.

           Nominee            For        Against or Withheld       Abstain
John R. Basham II           551,330               0                 1,500
Steven Hogwood              551,330               0                 1,500
Thomas A. McDonald          551,330               0                 1,500

Incumbent directors whose terms continued were Edward Chosnek, Chairman; David
R. Zimmerman, President and Chief Executive Officer; Donald J. Ehrlich; Connie
L. Koleszar and Steven W. Norfleet.

The shareholders approved a proposal to reappoint Crowe, Chizek and Company, LLP, as independent auditors for one year with 551,330 shares voting in favor and 1,500 shares abstaining.

Item 5.  OTHER INFORMATION--Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Amended and Restated Articles of Incorporation of Lafayette Community Bancorp, which are incorporated by reference to Exhibit 3.1 in the Registration Statement on SB-2, filed April 7, 2000, as amended, ("Form SB-2").

3.2 By-laws of Lafayette Community Bancorp, which are incorporated by reference to Exhibit 3.2 in the Form SB-2.

10.1 2000 Directors' Stock Option Plan, which incorporated by reference to
Exhibit 10.1 in the Form SB-2.

10.2 2000 Key Employees' Stock Option Plan, which is incorporated by reference to Exhibit 10.2 in the Form SB-2.

10.3 Lease (main office property), which is incorporated by reference to Exhibit
10.3 in the Form SB-2.

10.4 Lease (branch office property), which is incorporated by reference to
Exhibit 10.4 in the Form SB-2.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           LAFAYETTE COMMUNITY BANCORP


                           By: /s/ David R. Zimmerman
                               ------------------------------------------------
                               David R. Zimmerman
                                 Chairman and Chief Executive Officer

                           By: /s/ Dennis R. Hardwick
                               ------------------------------------------------
                               Dennis R. Hardwick
                                 Vice President and Controller

                           DATE: August 13, 2001