Form 10QSB
period 2001-09-30
LAFAYETTE COMMUNITY BANCORP
filed 2001-11-13
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
   X    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ______________

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

As of November 9, 2001, there were 902,000 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                              ---     ---

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

           Consolidated Balance Sheets at September 30, 2001 and
           December 31, 2000 ..............................................   2

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 2001 and 2000 ..............   3

           Consolidated Statement of Changes in Shareholders'
           Equity/(Deficit) for the nine months ended
           September 30, 2001 and 2000 ....................................   4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001 and 2000 ..............................   5

           Notes to Consolidated Financial Statements .....................   6

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition ........................................7-10

PART II. OTHER INFORMATION

  Item 1.  Legal proceedings ..............................................  11

  Item 2.  Changes in securities ..........................................  11

  Item 3.  Defaults upon senior securities ................................  11

  Item 4.  Submission of Matters to a Vote of Security Holders ............  11

  Item 5.  Other information ..............................................  11

  Item 6.  Exhibits and reports on Form 8-K ...............................  11



  Signatures ..............................................................  12

                 LAFAYETTE COMMUNITY BANCORP
                 CONSOLIDATED BALANCE SHEETS
           September 30, 2001 and December 31, 2000
------------------------------------------------------------------------------

                                                            September 30,
                                                                2001        December 31,
                                                             (unaudited)        2000
                                                            ----------------------------
ASSETS
      Cash and due from banks                               $  1,485,327    $    797,981
      Federal funds sold                                       1,960,000       2,540,000
                                                            ------------    ------------
        Cash and cash equivalents                              3,445,327       3,337,981

      Securities (including Federal Home Loan Bank Stock)      2,765,500               -

      Loans                                                   28,945,177       6,327,683
        Allowance for loan losses                               (160,000)              -
                                                            ------------    ------------
        Loans, net                                            28,785,177       6,327,683

      Premises and equipment, net                                593,813         507,030

      Accrued interest receivable and other assets               300,467          84,268
                                                            ------------    ------------
                                                            $ 35,890,284    $ 10,256,962
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

       Noninterest-bearing deposits                         $  1,856,394    $    483,979
       Interest bearing deposits                              26,077,952       1,694,290
                                                            ------------    ------------
        Total deposits                                        27,934,346       2,178,269

      Accrued expenses payable and other liabilities             245,808         112,753
                                                            ------------    ------------
        Total liabilities                                     28,180,154       2,291,022

Shareholders' equity

      Preferred stock--no par value: 1,000,000 shares
      authorized: zero shares issued and outstanding                   -               -

      Common shares, no par value:-10,000,000 shares
      authorized: 902,000 shares issued and outstanding .      8,594,628       8,594,628

      Accumulated deficit                                      (902,289)       (628,688)

      Accumulated other comprehensive income                     17,791               -
                                                            ------------    ------------

        Total shareholders' equity                             7,710,130       7,965,940
                                                            ------------    ------------
                                                            $ 35,890,284    $ 10,256,962
                                                            ============    ============



See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2001 and 2000
                                   (unaudited)
------------------------------------------------------------------------------

                                              Three months ended    Three months ended    Nine months ended    Nine months ended
                                              September 30, 2001   September 30, 2000    September 30, 2001   September 30, 2000
                                              ----------------------------------------------------------------------------------
INTEREST INCOME
    Loans, including related fees                $   555,424           $         -           $1,110,060            $        -
    Federal Funds Sold                                20,284                     -               98,776                     -
    Other                                             29,286                     -               43,479                     -
                                                 ----------------------------------------------------------------------------
                                                     604,994                     -            1,252,315                     -

INTEREST EXPENSE
    Deposits                                         273,326                     -              497,871                     -
    Borrowings                                             -                11,279                    -                20,145
                                                 ----------------------------------------------------------------------------
                                                     273,326                11,279              497,871                20,145
                                                 ----------------------------------------------------------------------------

NET INTEREST INCOME                                  331,668               (11,279)             754,444               (20,145)
Provision for loan losses                            (60,000)                    -             (160,000)                    -
                                                 ----------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                    271,668               (11,279)             594,444               (20,145)

Non-interest income
    Service charges on deposit accounts               10,078                     -               18,698                     -
    Mortgage banking revenue                          84,488                     -              119,450                     -
    Other                                              4,322                     -                9,338                     -
                                                 ----------------------------------------------------------------------------
                                                      98,888                     -              147,486                     -

Non-interest expenses
    Salaries and employee benefits                   218,966               110,673              545,129               279,076
    Occupancy and equipment                           64,889                 7,668              181,798                21,550
    Legal and professional fees                       17,901                13,695               36,063                53,458
    Telephone                                          6,190                 4,450               17,451                 7,447
    Data processing                                   24,158                     -               71,172                     -
    Directors fees                                    13,000                     -               39,000                     -
    Insurance                                          5,296                 3,896               15,836                11,689
    Advertising                                       13,000                   483               39,000                 1,935
    Other                                             26,301                17,528               70,082                34,786
                                                 ----------------------------------------------------------------------------
                                                     389,701               158,393            1,015,531               409,941

                                                 ----------------------------------------------------------------------------
      LOSS BEFORE INCOME TAXES                       (19,145)             (169,672)            (273,601)            (430,086)

      Income taxes                                         -                     -                     -                    -
                                                 ----------------------------------------------------------------------------
      NET LOSS                                   $   (19,145)          $  (169,672)          $ (273,601)           $ (430,086)
                                                 ============================================================================
                                                 ----------------------------------------------------------------------------
      Net loss per share                         $     (0.02)          $   (169.67)          $    (0.30)           $  (430.09)
                                                 ============================================================================
                                                 ----------------------------------------------------------------------------
      Comprehensive loss                         $    (1,968)          $  (169,672)          $ (255,810)           $ (430,086)
                                                 ============================================================================




      See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
          For the nine month periods ended September 30, 2001 and 2000
                                   (unaudited)
-----------------------------------------------------------------------------


                                                                          Accumulated
                                          Common      Accumulated     Other Comprehensive
                                           Stock         Deficit             Income            Total
                                       ----------------------------------------------------------------
Balance at January 1, 2000             $    10,000    $   (81,236)         $         -      $   (71,236)

Comprehensive Income:
     Net loss                                            (430,086)                             (430,086)
     Other comprehensive income                  -              -
          Total comprehensive income                                                           (430,086)

                                       ----------------------------------------------------------------
Balance at September 30, 2000          $    10,000    $  (511,322)         $         -      $  (501,322)
                                       ================================================================

Balance at January 1, 2001             $ 8,594,628    $  (628,688)         $         -      $ 7,965,940

Comprehensive Income:
     Net loss                                            (273,601)                             (273,601)
     Other comprehensive income                                                 17,791           17,791
          Total comprehensive income                                                           (255,810)

                                       ----------------------------------------------------------------
Balance at September 30, 2001          $ 8,594,628    $  (902,289)         $    17,791      $ 7,710,130
                                       ================================================================

                  LAFAYETTE COMMUNITY BANCORP
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the nine months ended September 30, 2001 and 2000
                          (unaudited)
------------------------------------------------------------------------------

                                                              Nine months ended     Nine months ended
                                                                 September 30,         September 30,
                                                                    2001                 2000
                                                              ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                     ($273,601)            ($430,086)

     Adjustments to reconcile net income to net cash from operating activities

        Depreciation and amortization                                60,961                     -

        Provision for loan losses                                   160,000                     -

     Change in assets and liabilities:

        Interest receivable and other assets                       (216,199)               (7,035)

        Interest payable and other liabilities                      123,890               595,998
                                                                ---------------------------------

             Net cash from operating activities                    (144,949)              158,877

CASH FLOWS FROM INVESTING ACTIVITIES

        Draw on note payable                                              -               425,000

        Deferred offering costs                                           -              (102,250)

        Loans made to customers, net of payments collected       22,617,494)                    -

        Purchase of securities and restricted stock              (2,738,544)                    -

        Purchase of equipment                                      (147,744)             (481,196)
                                                                ---------------------------------

            Net cash from investing activities                   25,503,782)             (158,446)

CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposit accounts                              25,756,077                     -
                                                                ---------------------------------
            Net cash from financing activities                   25,756,077                     -
                                                                ---------------------------------
     Net change in cash and cash equivalents                        107,346                   431

     Cash and cash equivalents at beginning of period             3,337,981                 4,090
                                                                ---------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 3,445,327              $  4,521
                                                                =================================



     See accompanying notes

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

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

Prior to November 1, 2000, Bancorp was in the development stage and the financial statements for the nine and three months ended September 30, 2000 were prepared on that basis.

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

2.  Earnings Per Share

Earnings per share were computed based on the weighted average shares outstanding during the periods that were 902,000 shares during 2001 and 1,000 shares during 2000. As no stock options have been granted, no dilution of shares is reported.

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

The book value per share of Lafayette's nonvoting common shares at September 30, 2001, was $8.55.

The high and low bid prices per share of Lafayette's common stock during the third quarter of 2001 were $10.00 and $7.00, respectively.

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

INTEREST INCOME

Interest income for the three and nine months ended September 30, 2001, was $605,000 and $1,252,000. Loan income, including fees, was $555,000 and $1,110,000 for the three and nine months ended September 30, 2001. The increase reflects growth in total loans outstanding. Interest income from Federal Funds sold for the three and nine months ended September 30, 2001, was $20,000 and $99,000. Other interest income for the three and nine months ended September 30, 2001, was $29,000 and $43,000, and came primarily from securities in 2001 and interest bearing balances in banks in 2000.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2001, and 2000, was $273,000 and $11,000. For the nine months ended September 30, 2001, and 2000, interest expense was $498,000 and $20,000. Interest expense in 2001 is comprised solely of interest on deposits. The Bank accepted deposits only after the commencement of operations. Therefore, no information exists for comparison with 2000. Interest expense for the three and nine months ended September 30, 2000, was associated with borrowings by Lafayette to fund its development stage. Principal and interest were fully repaid on these borrowings following the disbursement of funds from the offering.

PROVISION FOR LOAN LOSSES

The provision for loan losses is a valuation allowance, which is decreased by charge-offs net of recoveries. Management estimates the allowance balance required based on known and inherent risks in the loan portfolio. Allocations may be made to specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. At September 30, 2001, the allowance is $160,000 or .55% of total loans.


NON-INTEREST INCOME

Total non-interest income was $99,000 and $147,000 for the three and nine months ended September 30, 2001. Most of the total results from fees earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. The balance comes from deposit account fees and other service charges. The Bank only earned income following the commencement of operations on November 1, 2000. Therefore, no information exists for comparison with 2000.

NON-INTEREST EXPENSES

Total non-interest expense for the three months ended September 30, 2001, and September 30, 2000, was $390,000 and $158,000. For the nine months ended September 30, 2001, and September 30, 2000, total non-interest expense was $1,016,000 and $410,000. This $606,000 increase comes in all categories except legal and professional fees and reflects the move from a development stage entity, working with limited numbers of employees in temporary space, to a full service financial institution serving customers from two locations. Legal and professional fees during 2000 are primarily in connection with the organization of Lafayette and gaining regulatory approval to charter the bank.

During the first nine months of 2001, a net loss of $274,000 was recorded.

INCOME TAXES

Lafayette has recorded a cumulative net operating loss of $902,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0.

BALANCE SHEET

Total assets were $35,890,000 at September 30, 2001 and $10,257,000 at December 31, 2000. Cash and cash equivalents were $3,445,000 at September 30, 2001, compared to $3,338,000 at December 31, 2000, an increase of $107,000 or 3.21%. During 2001, Lafayette purchased securities with a carrying value at September 30, 2001, of 2,766,000. These changes reflect the faster growth in deposits than in loans. Loans increased from $6,328,000 at December 31, 2000, to $28,945,000 at September 30, 2001. This represents an increase of $22,617,000, or 357.41%.

Total liabilities were $28,180,000 at September 30, 2001 compared to $2,291,000 at December 31, 2000, an increase of $25,889,000 or 1,130.03%. Total deposits at September 30, 2001, were $27,934,000 compared to $2,178,000 at December 31, 2000, an increase of $25,756,000 or 1,182.55%. Noninterest-bearing deposits were $1,856,000 and $484,000 at September 30, 2001, and December 31, 2000,
respectively, an increase of $1,372,000 or 283.47%. Interest bearing deposits increased $24,384,000 or 1,439.43% from $1,694,000 at December 31, 2000, to
$26,078,000 at September 30, 2001. Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

CAPITAL REQUIREMENTS

Total shareholders' equity at September 30, 2001, was $7,710,000 compared to $7,966,000 at December 31, 2000. The decline resulted from a net loss of $274,000 for the first nine months of 2001.

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

At September 30, 2001, the Bank was well-capitalized.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Neither Lafayette Community Bancorp nor its subsidiary is involved in any pending legal proceedings at this time, other than routine litigation incidental to their respective business.

Item 2. CHANGES IN SECURITIES--Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES--Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

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

                           DATE: November 9, 2001