Form 10KSB40
period 2001-12-31
LAFAYETTE COMMUNITY BANCORP
filed 2002-03-29
CIK 1111230

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File Number: 333-34254

                          LAFAYETTE COMMUNITY BANCORP
             (Exact name of registrant as specified in its charter)

                    INDIANA                            35-2082918
       (State or Other Jurisdiction              (IRS Employer Id. No.)
       of Incorporation or Organization)

                2 NORTH 4TH STREET
                LAFAYETTE, INDIANA                        47901
       (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (765) 429-7200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether Lafayette (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $2,284,000.

The aggregate market value of voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the sale price of such stock was $6.3 million as of March 28, 2002.

Shares of common stock outstanding as of March 28, 2002: 899,900.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         FORM 10-KSB TABLE OF CONTENTS
PART I                                                                    Page

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
Item 7.  Financial Statements and Supplementary Data
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item  9. Directors Executive Officers Promoters and Control Persons
           of Lafayette
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

Signatures
Exhibits

PART I

FORWARD-LOOKING STATEMENTS. This Form 10-KSB and future filings made by Lafayette with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Lafayette or the Bank, and oral statements made by executive officers of Lafayette and the Bank, include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Bank do business, (b) expectations regarding revenues, expenses, and earnings for Lafayette and the Bank, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lafayette Community Bancorp ("Lafayette") is a one-bank holding company incorporated in January of 1999. Lafayette's primary asset is Lafayette Community Bank ("Bank"), a wholly-owned banking subsidiary, which is an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 2000 and commenced banking operations on November 1, 2000.

At December 31, 2001, Lafayette had $43,914,000 of assets, loans of $35,387,000, deposits of $35,215,000 and shareholders' equity of $7,536,000. The Bank operates from two (2) offices located in Lafayette, Indiana. As of December 31, 2001, the Bank had sixteen (16) full time employees. Lafayette has no full time employees. Lafayette is subject to regulation by the Federal Reserve Board.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of the Bank consists primarily of attracting deposits from the general public and originating commercial, residential real estate, and consumer loans. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Lafayette originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes. Lafayette offers commercial loans to area businesses, in addition to new home construction loans and business lines of credit.

The principal sources of funds for the Lafayette's lending activities include deposits received from the general public, amortization and repayment of loans, and maturity of investment securities.

Lafayette's primary source of income is interest on loans. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses, data processing expenses and other overhead expenses incurred in operation.

SOURCES OF FUNDS

Deposits are the primary source of Lafayette's funds for use in lending and for other general business purposes. Proceeds from issuance of common stock in 2000 were also used as a source of funding for loan growth. However, the additional issuance of common stock is not in the short-term plans for Lafayette.

DEPOSIT ACTIVITIES

Lafayette offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly.
Interest earned on money market demand deposits is compounded and credited monthly. The interest rates on these accounts are reviewed by the management of Lafayette daily and adjusted as frequently as deemed necessary based on market conditions and other factors.

SERVICE AREA

The primary service area served by Lafayette and the Bank is Tippecanoe County, Indiana, within which the cities of Lafayette and West Lafayette are located. The combined population of Lafayette and West Lafayette is approximately 73,000. This primary service area represents the geographic areas from which the Bank generates the majority of its business. The primary employers in the service area include Purdue University, Wabash National, Subaru-Isuzu Automotive, Inc., Caterpillar Inc., Home Hospital, Fairfield Manufacturing, Alcoa and Eli Lilly & Co. Business is also sought in Benton County, White County, Carroll County, Clinton County, Montgomery County, Warren County and Fountain County, Indiana.

There are no unusual customer groups in the Tippecanoe County market area. Purdue University is within our service area and its presence is evident in the demographic characteristics; however, Tippecanoe County has a diversified economic base that we believe is not overly dependent on any single industry.

COMPETITION

Lafayette and the Bank face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as Lafayette and the Bank. Many of the financial institutions aggressively compete for business in Lafayette's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Lafayette, are larger and will be able to offer certain services that Lafayette does not currently offer, including international banking services. In addition, most of these entities have greater capital resources than Lafayette, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Lafayette.

REGULATION AND SUPERVISION OF LAFAYETTE AND THE BANK

Both Lafayette and the Bank operate in highly regulated environments and are subject to supervision and regulation by several government regulatory agencies, including the Federal Reserve Board, the FDIC, and the Indiana Department of Financial Institutions. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, government policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

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

Effective as of March 11, 2000, the Gramm-Leach-Bliley Act allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies. This act also removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies. Lafayette does not currently plan to engage in any activity other than owning the stock of the Bank.

DIVIDENDS. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers of bank holding companies and non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

SOURCE OF STRENGTH. In accordance with Federal Reserve Board policy, Lafayette is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Lafayette might not otherwise do so.

LAFAYETTE COMMUNITY BANK

GENERAL REGULATORY SUPERVISION. The Bank is an Indiana-chartered banking corporation subject to examination by the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions and FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on site examinations by the FDIC and the Indiana Department of Financial Institutions and must submit annual reports to the FDIC and the Indiana Department of Financial Institutions.

LENDING LIMITS. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank's capital and unimpaired surplus.

DEPOSIT INSURANCE. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation ("FICO") to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and we may not be able to pass those costs on to our customers.

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

DIVIDENDS. Under Indiana law, the Bank may pay dividends from its undivided profits in an amount declared by its board of directors, subject to prior approval of the Indiana Department of Financial Institutions if the proposed dividend, when added to all prior dividends declared during the calendar year, would be greater than the current year's "net profits" and retained "net profits" for the previous two calendar years.

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

BRANCHING AND ACQUISITIONS. Branching by the Bank requires the prior approval of the FDIC and the Indiana Department of Financial Institutions. Under current law, Indiana chartered banks may establish branches throughout the state and in other states. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2001, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representations of a bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

               - Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

               - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provided information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

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

The deposit operations of the Bank also are subject to the:

               - Customer information security guidelines, adopted by the federal bank regulatory agencies (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

               - Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Lafayette's home office is located at 2 North 4th Street, Lafayette, Indiana. The facility is leased by Lafayette and is used as the main banking office. The 8,000 square foot building was constructed over 25 years ago and underwent an extensive renovation in 2000 prior to the opening of Lafayette. The term of the lease is five (5) years with two five-year options to renew.

In 2000, Lafayette entered into a lease agreement for the branch office located at 2136 Greenbush Street, Lafayette, Indiana. The lease is for 2,500 square feet of space. The term of the lease is five (5) years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Lafayette's common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol "LFYC." As of December 31, 2001, there were approximately two hundred ninety-six (296) holders of record. Included among the holders of record are investment firms with an undetermined number of clients owning Lafayette's common stock. Lafayette paid no cash dividends on the common stock during 2001 or 2000 and has paid no dividend during the first quarter of 2002.

The following sets forth the quarterly high and low bid price per share during 2001. These quotations reflect inter-dealer prices without retailer mark-up, mark-down or commission, and may not represent actual transactions:


                                          PERIOD LOW        PERIOD HIGH
         2002 - First Quarter               $10.00             $15.00
         2001 - Fourth Quarter               $7.00             $12.50
         2001 - Third Quarter                $7.00             $10.00
         2001 - Second Quarter               $8.00             $9.50
         2001 - First Quarter                $9.50             $10.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Lafayette Community Bancorp ("Lafayette") was formed in 1999 to become a registered bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary. Lafayette was initially capitalized in August 1999 and completed an initial public offering in October 2000. Lafayette Community Bank ("Bank") began operations on November 1, 2000. The Bank is the only subsidiary of Lafayette and operates as an Indiana commercial bank serving the Lafayette, Indiana, market area through the main office and one branch. As a bank holding company, Lafayette depends upon the operations of its subsidiary for the majority of its revenue and reports its results of operations on a consolidated basis with its subsidiary.

Due to the limited length of actual operations since the bank's inception and the rapid growth experienced during that period, it is difficult to make meaningful comparisons between the amounts outstanding at December 31, 2001, and those at the end of previous periods.

The following table presents year end operating data for Lafayette only in 1999 and the consolidated entity at December 31, 2000 and 2001. The transition from a company in formation to an operating entity makes meaningful comparisons difficult but, essentially, Lafayette incurred significant non-interest expenses and generated no revenue prior to November 2000 as it pursued funding and regulatory approval.

                                                               January 29, 1999
                                                                  (inception)
                                     Year Ended    Year Ended       through
                                    December 31,   December 31,   December 31,
Income Statement Data
($'s in thousands,
except per share data)                  2001          2000           1999
                                        ----          ----           ----

Total interest income                 $  1,972      $    148       $      --
Total interest expense                     819            34               1
Net interest income                      1,153           114              (1)
Provision for loan losses                  360            --              --
Noninterest income                         313             3              --
Noninterest expense                       1462           664              80
Provision for income taxes                  --            --              --
Net loss                              $   (356)     $   (547)      $     (81)
Net loss per share                    $   (.40)     $  (3.35)      $ (191.59)
Average shares                         901,922       163,295             424


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                         At            At             At
                                    December 31,   December 31,   December 31,
                                        2001          2000           1999
Balance Sheet Data
($'s in thousands, except
per share data)
Total Assets                          $ 43,914      $ 10,257       $      35
Loans                                   35,387         6,328              --
Demand & Savings Deposits               10,587         1,861              --
Time Deposits                           24,628           317              --
Shareholders' Equity                     7,536         7,966             (71)
Book Value per Share                  $   8.35      $   8.83       $  (71.24)
Equity to Asset Ratio                    17.16%        77.66%        (204.19%)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

At December 31, 2001, Lafayette had $43,914,000 in total assets. Those assets were primarily comprised of loans of $35,387,000, available-for-sale securities of $4,842,000, and cash and cash equivalents of $3,057,000. Total deposits were $35,215,000 and total shareholders' equity was $7,536,000 at December 31, 2001.

Bank profitability depends primarily upon the difference between income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid. During the initial operating period from inception to the opening of the Bank in November 2000, Lafayette incurred a small amount of interest expense related to borrowings used to fund pre-operating costs. The following table presents information about the average balance of interest earning assets and interest bearing liabilities, and the related yield or cost, for the years ended December 31, 2001 and December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                         Year Ended            Year Ended
                                     December 31, 2001     December 31, 2000
                                     Average/   Yield/     Average/   Yield/
                                      Balance    Rate       Balance    Rate
Interest earning assets
     Federal funds sold (1)           $ 2,700     3.97%    $    632     6.17%
     Available-for-sale securities      1,564     5.05           --       --
     Loans                             21,132     8.35          656    10.21
                                      -------     ----     --------    -----
Total interest earning assets         $25,396              $  1,288
                                      =======              ========

Interest bearing liabilities
     Interest-bearing demand,
     money market and
     savings deposits                 $ 5,024     3.18     $    161     4.84
       Time deposits                   12,978     5.06           15     7.19
       Borrowings                         112     1.94          245    10.08
                                      -------              --------
Total interest bearing liabilities    $18,114              $    421
                                      =======              ========

                                                 2001                  2000
                                                 ----                  ----
Average yield on interest-earning assets (1)      7.76%                 8.25%
Average rate paid on interest-bearing
  liabilities                                     4.52                  7.98
Net interest spread (1)                           3.24                  0.27
Net interest margin (net interest earnings
  divided by average total
  interest-earning assets) (1)                    4.54                  5.65
Return on average assets                         (1.28)               (24.80)
Return on average equity                         (4.60)               (39.64)



-------------------------------------------------------------------------------
     (1) The yields presented for the year ended December 31, 2000, do not include $43,000 of interest income that was earned on funds collected during the offering period and paid to Lafayette upon successful closing of the offering.

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Lafayette's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-earning liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and change due to rate.

                                              Year ended December 31,
                                                  2001 vs. 2000
                                        ----------------------------------
                                            Increase (Decrease) due to
                                        Volume         Rate          Total
Interest income attributable to:
    Loans                                1,713         (14)          1,699
    Securities                              79           --             79
    Other interest-earning assets          100          (11)            89
                                        ----------------------------------
    Total interest-earning assets        1,892          (25)         1,867
                                        ----------------------------------

Interest expense attributable to:
    Interest-bearing demand,
    money market and
    savings deposits                       156           (4)           152
    Time deposits                          656           --            656
    Borrowings                              (9)         (14)           (23)
                                        ----------------------------------

    Total interest-bearing liabilities     803          (18)           785
                                        ----------------------------------
Increase (decrease) in net interest      1,089           (7)         1,082
                                        ==================================

Lafayette has experienced rapid growth in loans and deposits since inception. The two periods are not comparable as the results of 2000 represent only two months of operation and Lafayette incurred expenses at higher rates during the period before operations began.

Lafayette has incurred a net loss of $985,000 since inception. The net losses for the years ending December 31, 2001 and 2000 were $356,000 and $547,000, respectively. Lafayette's operating results during the period from inception to December 31, 2000, were driven by various non-interest expenses related to completing the public offering and gaining regulatory approval during the development stage and two calendar months of banking operations at the close of the period.

Comprehensive income consist of net income and other comprehensive income such as unrealized gains and losses on available-for-sale securities, which are also recognized as separate components of equity. Comprehensive loss for the year ended December 31, 2001, was $404,000 compared to $547,000 for the year ended December 31, 2000.

Interest income of $1,972,000 and $147,000 were recorded in 2001 and 2000, respectively. Interest income in 2000 was essentially from the closing of the offering on October 27, 2000, through the end of the year, and was primarily generated from loans, federal funds sold and $43,000 received by Lafayette from the offering trustee upon successful closing of the offering. Interest income in 2001 was primarily generated from loans, marketable securities and federal funds sold. Interest expense of $819,000 and $34,000 were recorded during 2001 and 2000, respectively. Interest expense in 2000 was primarily related to notes payable used to fund expenses during the organization period. All notes payable were repaid upon consummation of the offering. Deposit interest expenses of $816,000 and $9,000 were recorded during 2001 and 2000.

Non-interest income totaled $313,000 during the year ended December 31, 2001, compared to $3,000 for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, service charges earned were $32,000 and $0. This is related to the rapid growth in deposits during 2001. A net realized gain of $17,000 was recorded during 2001 on the sale of available-for-sale securities. Brokerage fees on mortgage loans originated for sale were $246,000 and $2,000 for the years ended December 31, 2001 and 2000. The fees are earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. Other non-interest income was $18,000 and $0 for the years ended December 31, 2001 and 2000. Non-interest income consists primarily of automated teller machine, debit card and point-of-sale fees.

Non-interest expense totaled $1,462,000 for 2001 compared to $664,000 for 2000. The majority of this expense was for salaries and benefits that were $784,000 and $406,000 for 2001 and 2000, respectively. Lafayette had a chief executive officer, senior lender and financial personnel on its payroll for all of 2000. In addition, branch and operations staff were hired prior to commencing operations. Occupancy and equipment expenses were $275,000 in 2001 and $62,000 in 2000 and consisted primarily of rent, utility and operating equipment expenses. Legal and accounting fees were $55,000 in 2001 and $84,000 in 2000. These expenses in 2001 consist primarily of audit and legal advisory services. Legal and accounting fees in 2000 were primarily related to organizing the company and gaining approval to commence operations. Data processing expense of $101,000 in 2001 and $22,000 was paid for the Bank's data processing services. Advertising expenses were 61,000 in 2001 and 3,000 in 2000. Directors' fees were $45,000 in 2001.Remaining expenses of $142,000 in 2001 and $87,000 in 2000 relate to various other items such as postage, supplies and other operating expenses. Virtually all of these increases are attributed to the Bank being operated for all of 2001 compared to 2 months in 2000.

LENDING ACTIVITIES

The following table sets forth information concerning the composition of Lafayette's loan portfolio in dollar amounts and percentages as of December 31, 2001 and 2000: ($'s in thousands)

                                           2001                 2000
                                              Percent of            Percent of
                                     Amount     Loans      Amount      Loans
                                    ------------------------------------------
TYPE OF LOAN
Commercial loans and leases         $17,781      50.2%    $ 3,086       48.8%
Real estate construction              4,631      13.1       1,095       17.3
Residential mortgages
  (1-4 family homes)                  9,893      28.0       1,721       27.2
Consumer                              3,082       8.7         426        6.7
                                    ------------------------------------------
Gross loans                         $35,387       100%    $ 6,328        100%
                                    ==========================================


The following table gives information about the Bank's loan portfolio at December 31, 2001: ($'s in thousands)

                                    One year or   Over one to     Over
                                       less        five years   five years    Total
     MATURITY DISTRIBUTION
     Commercial, financial and
       agricultural                 $     8,668   $     8,744   $      369   $ 17,781
     Real estate construction             4,631             -            -      4,631
                                    -------------------------------------------------
         Total                      $    13,299   $     8,744   $      369     22,412
                                    =======================================

     Residential mortgage loans                                                 9,893
     Consumer                                                                   3,082
                                    -------------------------------------------------

         Total                                                               $ 35,387
                                    =================================================

     --------------------------------------------------------------------------------
     Loans maturing after one year with:
       Fixed interest rates                       $     1,710   $        0
       Variable interest rates                          7,034          369
                                                  -----------------------------------
         Total                                    $     8,744   $      369
                                                  ===================================




Commercial loans and leases with remaining maturities over one year consist of $1,710 with fixed interest rates and $7,403 with variable interest rates at December 31, 2001. Real estate construction loans with remaining maturities over one year consist of $0 with fixed interest rates and $0 with variable interest rates.

A loan officer's approval is required for loans up to specified amounts, and either the President, Loan Committee or the Board must approve all other loans. The bank has established policies regarding financial statement requirements, credit verification procedures and other matters intended to minimize underwriting risk.

COMMERCIAL LENDING. Commercial loans include loans secured by commercial real estate; construction loans; and loans for business purchases, operations, inventory and lines of credit. At December 31, 2001, commercial loans totaled $17,781 or 50.2% of the Bank's total loan portfolio.

REAL ESTATE CONSTRUCTION. Real estate construction loans include loans for construction secured by real estate. These include loans for commercial, multi-family and residential construction. At December 31, 2001, real estate construction loans totaled $4,631 or 13.1% of the Bank's total loan portfolio.

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans are predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, the Bank originates adjustable rate first mortgage loans ("ARMs"), second mortgage loans and home equity lines of credit, also with adjustable rates. At December 31, 2001, the Bank's residential mortgage loans totaled $9,893 or 28.0% of the Bank's total portfolio.

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

CONSUMER LENDING. The Bank makes various types of consumer loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, and secured and unsecured personal loans. At December 31, 2001, the Bank's consumer loans totaled $3,082 or 8.7% of the Bank's total loan portfolio.

ALLOWANCE FOR LOAN LOSSES. The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at a level management believes to be sufficient to absorb probable incurred losses in the loan portfolio. Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the board of directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. The analysis of the allowance for loan losses includes the allocation, when needed, of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions and our analysis of the portfolio, considering the fact that our focus on growth as a denovo institution makes these factors less relevant, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance at December 31, 2001 was $360,000, 1.02% of total loans. During 2001, there were no charge offs and only limited delinquent loans.

SECURITIES. The bank maintains a securities portfolio consisting of high-quality U.S. government agency and mortgage-backed securities. All securities are held as available-for-sale. The bank uses its portfolio as a source of interest income and liquidity. The fair value of securities was $4,842,000 and $0 at December 31, 2001 and 2000. Securities may be pledged as collateral for borrowing from the Federal Home Loan Bank, or for other purposes.

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

Certificates of deposit were a significant source of funds during 2001. The Bank was able to attract deposits in the local market during 2001 by offering competitive rates and special products. The Bank also obtained certificates through third-party brokers and by advertising its rates to depository institutions nationwide through an internet-based service. Depository institution certificates of deposit typically are for amounts not exceeding $100,000. At December 31, 2001, total certificates of deposit were $24,628,000, of which $4,050,000, or 16%, were obtained from third-party brokers, and $7,625,000, or 31%, were obtained from depository institutions.

At December 31, 2001, the Bank had certificates of deposit of $100,000 or more totaling $6,874,000.

ASSET/LIABILITY MANAGEMENT

The management of the Bank has adopted asset/liability management policies in an attempt to reduce the susceptibility of the Bank's net interest spread to the adverse impact of volatile interest by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The balance between maturity of assets and maturity of liabilities is measured by the interest-rate gap and evaluated through the use of projections under various interest rate change scenarios. The Bank has employed an outside consultant to assist in asset/liability measurement and management. At December 31, 2001, the Bank's interest sensitive assets ($41.7 million) exceed its interest bearing liabilities ($33.8 million) as the assets on the balance sheet are supported by equity.

The following table sets forth the amounts of Lafayette's interest-earning assets and interest-earning liabilities outstanding at December 31, 2001, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms for fixed-rate assets or liabilities, including securities, and in accordance with the earliest repricing dates for variable-rate assets or liabilities. This table does not necessarily indicate the impact of general interest rate movements on Lafayette's net interest income because the repricing of certain categories or assets and liabilities is subject to the interest rate environment, competition and other factors beyond Lafayette's control. As a result, certain assets and liabilities may in fact mature, be called, or reprice at different times and in different volumes than indicated: ($'s in thousands)


                                  0 to 90 days    91 to 365 days     1 to 3 years      Over 3 years      Total
                                  ------------------------------------------------------------------------------
Interest earning assets:
   Loans                              $ 12,896            $6,050         $ 12,259            $4,182     $ 35,387
   Federal funds sold                    1,460                --               --                --        1,460
   Securities, including
Federal
   Home Loan Bank Stock                     50                --              354             4,488        4,892
                                  ------------------------------------------------------------------------------
Total                                   14,406             6,050           12,613             8,670       41,739

Interest-bearing liabilities:
   Interest-bearing demand
and
   savings deposits                      8,208                --               --                --        8,208
   Time deposits                         3,047            12,359            8,721               501       24,628
   Other borrowing                       1,000                --               --                --        1,000
                                  ------------------------------------------------------------------------------
Total                                 $ 12,255          $ 12,359         $  8,721            $  501     $ 33,836
                                  ==============================================================================
Interest-earning assets less
Interest-bearing liabilities          $  2,151          $ (6,309)        $  3,892            $8,169
                                  ==============================================================================
Cumulative interest-rate
sensitivity gap                       $  2,151          $ (4,158)        $   (266)           $7,903
                                  ==============================================================================
Cumulative interest-rate gap
as a percentage of total
interest-earning assets                   5.15%            (9.96)%          (0.64)%           18.93%
                                  ==============================================================================



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

Cash and interest-bearing deposits have decreased as a percentage of total assets primarily due to a shift to higher yielding loans and marketable securities to improve margins. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

At December 31, 2001, commitments to fund loans were $750,000 and available balances on lines of credit totaled $5,565,000. Letters of credit totaled $52,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon the ability to borrow funds from the FHLB and the Bank's favorable liquidity ratio.

CAPITAL ADEQUACY

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The most restrictive capital adequacy requirement in place during 2001 was from the agreement with the FDIC in conjunction with the approval for deposit insurance. It required that a minimum total capital to risk weighted assets ratio of 8% be maintained for the first three years of operation. The Bank's corresponding capital ratio at December 31, 2001, was 23%.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                    CONTENTS



REPORT OF INDEPENDENT AUDITORS


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS

     CONSOLIDATED STATEMENTS OF OPERATIONS

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY/(DEFICIT)

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Lafayette Community Bancorp
Lafayette, Indiana

We have audited the accompanying consolidated balance sheets of Lafayette Community Bancorp as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Lafayette Community Bancorp as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                                              Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 25, 2002

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                    2001              2000
                                                    ----              ----
ASSETS
Cash and due from banks                         $ 1,596,528        $   797,981
Federal funds sold                                1,460,000          2,540,000
                                                -----------        -----------
     Cash and cash equivalents                    3,056,528          3,337,981
Securities available for sale                     4,842,295                  -
Loans, net of allowance ($360,000 and $0)        35,026,693          6,327,683
Federal Home Loan Bank stock, at cost                50,000                  -
Premises and equipment, net                         577,235            507,030
Accrued interest receivable and other assets        361,078             84,268
                                                -----------        -----------
                                                $43,913,829        $10,256,962
                                                ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Non-interest bearing deposits              $ 2,378,936        $   483,979
     Interest bearing deposits                   32,835,870          1,694,290
                                                -----------        -----------
          Total deposits                         35,214,806          2,178,269
     Federal Home Loan Bank advances              1,000,000                  -
     Accrued expenses payable and
       other liabilities                            163,250            112,753
                                                -----------        -----------
          Total liabilities                      36,378,056          2,291,022

Shareholders' equity
     Common stock, no par value: 10,000,000
     shares authorized;
     902,000 shares issued                        8,594,628          8,594,628
      Accumulated deficit                          (985,080)          (628,688)
      Accumulated other comprehensive
        income/(loss)                               (47,575)                 -
     Treasury stock, at cost;
        2,100 and 0 shares                          (26,200)                 -
                                                -----------        -----------
          Total shareholders' equity              7,535,773          7,965,940
                                                -----------        -----------
                                                $43,913,829        $10,256,962
                                                ===========        ===========


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2001 and 2000

                                                   2001                2000
                                                   ----                ----
INTEREST INCOME
     Loans, including related fees              $ 1,764,575        $    65,269
     Taxable securities                              78,943                  -
     Other                                          128,055             82,038
                                                -----------        -----------
                                                  1,971,573            147,307

INTEREST EXPENSE
     Deposits                                       816,409              8,876
     Other                                            2,178             24,698
                                                -----------        -----------
                                                    818,587             33,574

NET INTEREST INCOME                               1,152,986            113,733

Provision for loan losses                           360,000                  -
                                                -----------        -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   792,986            113,733

Non-interest income
     Service charges on deposit accounts             31,740                183
     Net realized gains/(losses) on securities       17,468                  -
     Brokerage fees on mortgage loans
       originated for sale                          245,568              2,207
     Other                                           17,756                294
                                                -----------        -----------
                                                    312,532              2,684

Non-interest expenses
     Salaries and employee benefits                 784,141            406,220
     Occupancy and equipment                        274,542             61,939
     Legal and professional fees                     54,998             83,772
     Data processing                                100,725             22,015
     Advertising                                     61,000              3,166
     Directors fees                                  45,000                  -
     Other                                          141,504             86,757
                                                -----------        -----------
           Total operating expenses               1,461,910            663,869
                                                -----------        -----------

LOSS BEFORE INCOME TAXES                           (356,392)          (547,452

Income taxes                                              -                  -
                                                -----------        -----------
NET LOSS                                        $  (356,392)       $  (547,452)
                                                ===========        ===========
Net loss per share (basic and diluted)          $      (.40)       $     (3.35)
                                                ===========        ===========

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                EQUITY/(DEFICIT)
                 For the years ended December 31, 2001 and 2000

                                                                      Accumulated        Accumulated
                                                                                           Other
                                    Common            Treasury                         Comprehensive
                                     Stock             Stock            Deficit             Loss             Total
                                     -----             -----            -------             ----             -----
BALANCE JANUARY 1, 2000           $    10,000        $        -       $   (81,236)     $           -      $   (71,236)

Sale of common stock                8,584,628                 -                 -                  -        8,584,628
Net loss                                    -                 -          (547,452)                  -        (547,452)
                                  -----------        ----------       -----------      -------------      -----------

BALANCE DECEMBER 31, 2000           8,594,628                 -          (628,688)                 -        7,965,940

Purchase of treasury stock                  -          (26,200)                 -                  -          (26,200)
Comprehensive loss
     Net loss                               -                 -          (356,392)                 -         (356,392)
     Change in net unrealized
     gain/(loss)                            -                 -                 -            (47,575)         (47,575)
                                                                                                          -----------
Total comprehensive loss                                                                                     (403,967)
                                  -----------        ----------       -----------      -------------      -----------

BALANCE DECEMBER 31, 2001         $ 8,594,628        $ (26,200)       $  (985,080)     $     (47,575)     $ 7,535,773
                                  ===========        ==========       ===========      =============      ===========

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                                                                                      2001                   2000
                                                                                      ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $   (356,392)           $  (547,452)
   Adjustments to reconcile net loss to net cash from operating activities
     Depreciation and amortization                                                      83,383                 12,185
     Provision for loan losses                                                         360,000                      -
     Net amortization of securities                                                     17,407                      -
     Net realized (gain)/loss on sale of securities                                    (17,468)                     -
     Change in assets and liabilities:
        Accrued interest receivable and other assets                                  (276,810)               (74,110)
        Accrued interest payable and other liabilities                                  50,497                 86,630
                                                                                  ------------            -----------
           Net cash from operating activities                                         (139,383)              (522,747)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities                                                        (6,487,846)                     -
     Proceeds from securities sold                                                   1,022,788                      -
     Proceeds from securities matured/called/paid                                      575,249                      -
     Purchase of FHLB stock                                                            (50,000)                     -
     Loans made to customers, net of payments collected                            (29,059,010)            (6,327,683)
     Purchase of premises and equipment                                               (153,588)              (519,215)
                                                                                  ------------            -----------
             Net cash from investing activities                                    (34,152,407)            (6,846,898)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                                 33,036,537              2,178,269
     Proceeds from FHLB advances                                                     1,000,000                      -
     Repayment of note payable                                                               -                (80,000)
     Deferred offering costs                                                                 -               (404,733)
     Sale of common stock                                                                    -              9,010,000
     Repurchase of common stock                                                        (26,200)                     -
                                                                                  ------------            -----------
        Net cash from financing activities                                          34,010,337             10,703,536
                                                                                  ------------            -----------
                                                                                      (281,453)             3,333,891
Net change in cash and cash equivalents

Cash and cash equivalents at beginning of period                                     3,337,981                  4,090
                                                                                  ------------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  3,056,528            $ 3,337,981
                                                                                  ============            ===========

Supplemental disclosures of cash flow information
Cash paid during the period
    for:
       Interest                                                                   $    681,667            $    31,816
       Income taxes                                                                          -                      -


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Lafayette Community Bancorp (Corporation) and its wholly-owned subsidiary, Lafayette Community Bank (Bank), after elimination of significant intercompany transactions and accounts.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions effect the amounts reported in the financial statement and the disclosures provided and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets, principally on the straight-line method. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

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

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense using an option pricing model to estimate fair value.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Earnings (Loss) Per Share: Basic earnings (loss) per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Earning (loss) and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

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

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

New Accounting Pronouncements: New accounting standards requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.


NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gains an losses recognized in other comprehensive income (loss) at December 31, 2001 were as follows:
                                                   Gross           Gross
                                     Fair        Unrealized      Unrealized
                                     Value          Gains          Losses

     U.S. Government agencies     $ 1,360,248    $    14,842    $     (11,569)
     Mortgage-backed                3,482,047              -          (50,848)
                                  -----------    -----------    -------------

                                  $ 4,842,295    $    14,842    $     (62,417)
                                  ===========    ===========    =============

The fair value of securities available for sale, by contractual maturity, at December 31, 2001 were as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalty.

     Due in one year or less                                    $           -
     Due after one year through five years                            866,443
     Due after five years through ten years                           493,805
     Due after ten years                                                    -
     Mortgage-backed                                                3,482,047
                                                                -------------
                                                                $   4,842,295
                                                                =============

At December 31, 2001 and 2000 securities carried at $4,842,295 and $0, were pledged to secure FHLB advances and for other purposes.

Gross gains realized on sales of securities during 2001 were $17,468.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 3 - LOANS

Total loans are comprised of the following:

                                                2001                 2000
                                                ----                 ----
Commercial                                   $ 10,574,000        $ 1,058,000
Mortgage loans secured by real
estate:
     Residential                                9,893,000          1,721,000
     Commercial                                 7,207,000          2,028,000
     Construction                               4,631,000          1,095,000
Consumer and other                              3,082,000            426,000
                                             ------------        -----------
                                               35,387,000          6,328,000
Less: allowance for loan losses                  (360,000)                --
                                             ------------        -----------
                                             $ 35,027,000        $ 6,328,000
                                             ============        ===========



Certain directors and executive officers and shareholders of the Company and the Bank, including their families and companies in which they are the principal owners, were customers of and had transactions with the Bank. Total loans to these persons were $3,336,000 and $0 at December 31, 2001 and 2000. During 2001, new loans and advances on lines of credit to these individuals aggregated to $3,363,000 and repayments to $27,000.

An analysis of the allowance for loan losses is as follows:
                                                 2001             2000
                                                 ----             ----

     Balance at beginning of year            $          -        $         -
     Provision for loan losses                    360,000                  -
     Loans charged-off                                  -                  -
     Recoveries                                         -                  -
                                             ------------        -----------

     Balance at end of year                  $    360,000        $         -
                                             ============        ===========

No loans were designated as impaired at December 31, 2001 and 2000, nor were any loans so designated during the years then ended.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:
                                                 2001               2000
                                                 ----               ----

     Furniture and equipment                 $    481,036        $   414,215
     Leasehold improvements                       191,767            105,000
                                             ------------        -----------
         Total                                    672,803            519,215
     Accumulated depreciation                     (95,568)           (12,185)
                                             ------------        -----------

                                             $    577,235        $   507,030
                                             ============        ===========

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 5 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $6,874,403 and $100,000 at December 31, 2001 and 2000.

At year-end 2001, scheduled maturities of time deposits were as follows:

                          2002                                $    15,405,654
                          2003                                      5,179,535
                          2004                                      3,541,373
                          2005                                        124,139
                          2006                                        377,087
                                                              ---------------

                                                              $    24,627,788
                                                              ===============

Time deposits originated from outside the geographic area, generally through brokers or internet based deposit gathering services, totaled $11,675,000.

Deposits from principal officers, directors and their affiliates at year-end 2001 were $2,102,000.


NOTE 6 - BORROWINGS

At year-end 2001, the Bank had an advance from the Federal Home Loan Bank. It is a variable rate advance maturing May 2002. The advance is payable at its maturity, with a prepayment penalty, and is collateralized by securities held by and pledged to the Federal Home Loan Bank.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 7 - INCOME TAXES

The Corporation has reported a cumulative tax net operating loss of $525,000, since inception, and has no current federal or state tax liability. A valuation allowance has been established to reduce the computed deferred tax asset to $0. The tax net operating loss carryforward expires in 2020 ($152,000) and 2021 ($373,000). Deferred tax components at year-end are as follows:
                                                 2001               2000
                                                 ----               ----
     Net operating loss carryforward         $    179,000        $    64,000
     Section 195 expenses                         159,000            205,000
     Cash basis tax accounting                    (78,000)           (18,000)
     Depreciation                                 (41,000)            (1,000)
     Bad debts                                    123,000                 --
     Deferred loan fees                            12,000                 --
     Valuation allowance                         (354,000)          (250,000)
                                             ------------        -----------

                                             $         --        $        --
                                             ============        ===========


NOTE 8 - BENEFIT PLANS

The Corporation sponsors a 401-K retirement plan for all of its employees. The matching of a portion of employee contributions to the plan is determined annually, by the Board of Directors. The match for 2000 was 25% of the first 6%. Contributions accrued and charged to operations in 2001 and 2000 were $8,425 and $4,306.


NOTE 9 - PER SHARE DATA

Loss per share in 2001 and 2000 were computed by dividing the net loss for the year by the weighted average number of shares outstanding, which were 901,922 for 2001 and 163,295 for 2000. The stock options issued in 2001 were not dilutive and were not considered in this computation. However, they could become dilutive in the future.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 10 - CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.
Additionally, the bank is to maintain a minimum Tier 1 capital to total assets ratio of eight percent during the Bank's first three years of operations, under an agreement entered into with regulators prior to the Bank's opening.

At year-end 2001 and 2000, the Bank was well-capitalized. Actual capital levels and minimum required levels were (in 000's):

                                                                                        Minimum Required
                                                                                           To Be Well
                                                             Minimum Required          Capitalized Under
                                                                For Capital             Prompt Corrective
                                               Actual        Adequacy Purposes         Action Regulations
                                               ------        -----------------         ------------------
                                         Amount      Ratio   Amount      Ratio         Amount       Ratio
                                         ------      -----   ------      -----         ------       -----
2001
Total capital (to risk weighted assets)  $ 7,545       23%   $ 2,603        8%        $ 3,254       10%
Tier 1 capital (to risk weighted assets)   7,185       22      1,302        4           1,953        6
Tier 1 capital (to average assets)         7,185       18      1,640        4           2,050        5

2000
Total capital (to risk weighted assets)  $ 7,494      127%   $   471        8%        $   588       10%
Tier 1 capital (to risk weighted assets)   7,494      127        235        4             353        6
Tier 1 capital (to average assets)         7,494      503         60        4              75        5


NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases its branch facilities under operating leases, which expire in 2005. Lease expense was $103,410 and $28,937 for 2001 and 2000. Future minimum lease payments are as follows:

              2002                                           $     99,250
              2003                                                 99,250
              2004                                                 99,250
              2005                                                 70,312
                                                             ------------

                  Total minimum lease payments               $    368,062
                                                             ============

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

Off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows:
                                                  2001               2000
                                                  ----               ----

     Unused lines of credit                 $     5,565,094    $    1,288,000
     Commitments to make loans                      750,000           664,000
     Letters of credit                               51,700                 -

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

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $75,000 at December 31, 2001. These reserves do not earn interest.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair values of the Corporation's financial instruments were as follows at December 31 (in thousands):

                                                    2 0 0 1                           2 0 0 0
                                                    -------                           -------
                                           Carrying         Fair            Carrying          Fair
                                             Value          Value             Value           Value
                                             -----          -----             -----           -----
     Financial assets:
         Cash and cash equivalents       $      3,057    $      3,057     $       3,338    $       3,338
         Securities                             4,842           4,842                 -                -
         Loans, net                            35,027          35,573             6,328            6,348
         Accrued interest receivable              283             283                45               45

     Financial liabilities:
         Deposits                        $    (35,215)   $    (35,559)    $      (2,178)   $      (2,178)
         Borrowings                            (1,000)         (1,000)                -                -
         Accrued interest payable                (140)           (140)               (3)              (3)

Fair value approximates carrying amount for all items except those described below. Fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Fair value for IRAs and time certificates of deposit are based on the rates paid at year end for new deposits, applied until maturity. Fair value for off-balance-sheet loan commitments are considered nominal.


NOTE 13 - STOCK OPTIONS

Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 180,000 options. Exercise price is the greater of market price at date of grant or $10. The maximum option term is ten years. Options granted to directors generally vest immediately while options granted to employees will generally vest over five years.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 13 - STOCK OPTIONS (Continued)

A summary of the Corporation's stock option activity, and related information follows:

                                                      2 0 0 1
                                                      -------
                                                              Weighted-
                                                               Average
                                                              Exercise
                                              Options           Price
                                              -------           -----
     Outstanding - beginning
       of period                                       -     $         -
     Granted                                      90,000            10.50
     Exercised                                         -
     Forfeited                                         -
                                           -------------

     Outstanding-end of period                    90,000     $      10.50
                                           =============     ============

     Exercisable at end of period                 45,000     $      10.50
                                           =============     ============
     Weighted-average fair value
       per option granted during
       the period                          $3.04
                                           =====


Pro forma disclosures are required for companies that do not adopt the fair value accounting method for stock-based employee compensation. The pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0. Fair value is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk-free interest rate of 4.88%; dividend yield of 0.00%; volatility factor of nil, and a weighted average expected life of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                                       2001
                                                                       ----
     Pro forma net income                                           $ (493,000)
     Pro forma basic and diluted earnings per share                 $     (.55)

In future years, the pro forma effect of not applying this standard may increase if additional options are granted.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 14 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets and statements of operations and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                      2001            2000
                                                      ----            ----
ASSETS
Cash                                         $      398,592    $       471,664
Investment in bank                                7,137,181          7,494,276
                                             --------------    ---------------

                                             $    7,535,773    $     7,965,940
                                             ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                  $            -    $             -
Shareholders' equity                              7,535,773          7,965,940
                                             --------------    ---------------

                                             $    7,535,773    $     7,965,940
                                             ==============    ===============

                       CONDENSED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2001 and 2000

                                                     2001            2000
                                                     ----            ----

Dividends received from subsidiary bank      $            -    $             -
Interest income                                      20,808             46,232
Operating expenses                                  (67,680)          (476,827)
Income tax                                                -                  -
Equity in undistributed loss of bank               (309,520)          (116,857)
                                             --------------    ---------------


Net loss                                     $     (356,392)   $      (547,452)
                                             ==============    ===============

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 14 - PARENT COMPANY STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                                                                    2001            2000
                                                                    ----            ----
Cash flows from operating activities
     Net loss                                                  $   (356,392)   $      (547,452)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Equity in undistributed loss of bank                       309,520            116,857
         Change in other assets and other liabilities, net                -              4,674
                                                               ------------    ---------------
              Net cash from operating activities                    (46,872)          (425,921)

Cash flows from investing activities
     Investment in bank subsidiary                                        -         (7,611,133)
                                                               ------------    ---------------
         Net cash from investing activities                               -         (7,611,133)

Cash flows from financing activities
     Repayment of notes payable                                           -            (80,000)
     Sale of common stock                                                 -          8,584,628
     Purchase of treasury stock                                     (26,200)                 -
                                                               ------------    ---------------
         Net cash from financing activities                         (26,200)         8,504,628
                                                               ------------    ---------------

Net change in cash and cash equivalents                             (73,072)           467,574

Beginning cash and cash equivalents                                 471,664              4,090
                                                               ------------    ---------------

Cash and cash equivalents at end of period                     $    398,592    $       471,664
                                                               ============    ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF LAFAYETTE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         David R. Zimmerman, age 43, Director of Lafayette since its organization, is President and Chief Executive Officer of Lafayette Community Bancorp and President and Chief Executive Officer of the Bank. Mr. Zimmerman was the Vice-President, Commercial Lending, when he left Lafayette Bank & Trust in 1999 to form Lafayette Community Bancorp. Mr. Zimmerman's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2003.

         Edward Chosnek, age 55, Director of Lafayette since its organization, is senior attorney and majority owner of the Lafayette, Indiana, law firm of Pearlman & Chosnek, P.C. He currently serves as Chairman of the Board of Directors of Lafayette. Mr. Chosnek's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2005.

         John R. Basham, II, age 55, Director of Lafayette since its organization, is owner and operator of Basham Rentals, Lafayette, Indiana, and lifelong resident of Lafayette. Mr. Basham worked at Eli Lilly & Co. from 1969-97 during which time he served as Senior Environmental Control Operator. Mr. Basham's term of office as director expires in 2004.

         Donald J. Ehrlich, age 64, Director of Lafayette since its organization, is a Director of Wabash National Corporation, Lafayette, Indiana. He also serves as a director of Danaher Corporation and Indiana Secondary Market Corporation. Mr. Ehrlich's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2003.

         Steven Hogwood, age 45, Director of Lafayette since its organization, also owns and operates as a franchisee numerous fast-food restaurants in the Lafayette area. Mr. Hogwood served as Executive Director of Operations of the McDonald Corporation, Oakbrook, Illinois, from 1976-1995. Currently, Mr. Hogwood serves as a director for the Indiana Business College and Junior Achievement of White County, Indiana, and is the Chairman for Public Relations for the Indianapolis, Indiana, area. Mr. Hogwood's term of office as director expires in 2004.

         Connie L. Ehrlich, age 43, Director of Lafayette since its organization, worked at Wabash National Corporation from 1985-2001. Ms. Ehrlich's present term of office as director of Lafayette expires this year and she is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2005.

         Thomas A. McDonald, age 36, Director of Lafayette since its organization, is self-employed in the residential and commercial real estate business in and around the Lafayette area. Mr. McDonald is a lifelong resident of Lafayette. Mr. McDonald's term of office as director expires in 2004.

         Steven W. Norfleet, age 52, Director of Lafayette since its organization, is President and owner of Norfleet Builders, a residential and commercial building and development company located in Lafayette, Indiana. Mr. Norfleet has been a lifelong resident of Lafayette. Mr. Norfleet is a director of the Lafayette Greater Progress. Mr. Norfleet's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2005.

         Dennis R. Hardwick, age 48, is the Vice-President, Controller of the Bank. Prior to his employment with Lafayette, Mr. Hardwick was the Assistant Vice President, Accounting Officer at Peoples Bank & Trust Company.

         J. Michael Pechin, age 35, is the Senior Vice-President, Senior Loan Officer of the Bank. He currently serves as Secretary to the Board of Directors of Lafayette. Prior to his employment with the Bank, Mr. Pechin was the Vice-President, Commercial Loan Officer at Lafayette Bank & Trust.

Section 16(a) Compliance:

Lafayette has no class of equity securities registered with the Commission under
Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) is therefore inapplicable to its securities.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors. Directors receive $250 for each meeting attended, except for Mr. Zimmerman who receives $200 for each meeting attended. Mr. Chosnek, as the Chairman of the Board, receives as an additional payment an annual retainer of $10,000. Directors also received options for the purchase of 5,000 shares pursuant to Lafayette's 2000 Directors Stock Option Plan.

Compensation of Executive Officers. The following table sets forth information regarding compensation paid to Lafayette's Chief Executive Officer for 2001, who was the only executive officer whose cash compensation for 2001 exceeded $100,000.


                         SUMMARY OF ANNUAL COMPENSATION
-----------------------------------------------------------------------------------------------
                                                        OTHER ANNUAL   SECURITIES     ALL OTHER
   ------------------                                   -------------  ----------    ----------
   NAME AND PRINCIPAL                                   COMPENSATION   UNDERLYING   COMPENSATION
   ------------------                                   -------------  ----------   ------------
       POSITION              YEAR    SALARY     BONUS       (1)          OPTIONS        (2)
       --------              ----    ------     -----       ---          -------        ---
------------------------------------------------------------------------------------------------
 David R. Zimmerman, Chief
     Executive Officer       2001   $ 105,000  $ 20,000    $2,400         30,000       $1,619
------------------------------------------------------------------------------------------------
                             2000   $ 105,000  $      0    $    0            -0-       $  918
------------------------------------------------------------------------------------------------
                             1999   $  20,000  $      0    $    0            -0-       $    0
------------------------------------------------------------------------------------------------


  (1) Consists of directors' fees paid to Mr. Zimmerman for the fiscal years indicated.
  (2) Consists of matching contributions by Lafayette under its 401(k) plan. Mr. Zimmerman also received other perquisites which did not exceed $12,500.

--------------------------------------------------------------------------------------------------------
                                                 OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------
         Name             # of Securities      % of Total Options       Exercise Price   Expiration Date
         ----             ----------------     -------------------      --------------   ---------------
                        Underlying Options   Granted to Employees in
                        -------------------  -----------------------
                              Granted              Fiscal Year
--------------------------------------------------------------------------------------------------------
  David R. Zimmerman           25,000                 55.6%                 $10.50           12/11/11
--------------------------------------------------------------------------------------------------------
                                5,000                  NA (1)               $10.50           12/11/11
--------------------------------------------------------------------------------------------------------

(1)      Represents options granted pursuant to the 2000 Employees' Stock
         Option Plan.
(2)      Represents options granted pursuant to the 2000 Directors' Stock
         Option Plan.

At December 31, 2001 the exercise price of the options were equal to the amount determined by the Board of Directors to be the fair market value of the underlying securities.

Employment Agreement. Lafayette entered into an Employment Agreement with David
R. Zimmerman, its president and chief executive officer, effective January 1, 2000. The Employment Agreement is a three-year agreement which may be extended each year for an additional one-year term. Its current expiration date is December 31, 2004.

         The Employment Agreement provides that if Mr. Zimmerman is terminated for other than "cause" or he elects to terminate his employment for "cause", and such termination does not occur within two years after a "change in control" (as such terms are defined in the Employment Agreement), he is entitled to receive an amount equal to the compensation set forth in the Employment Agreement through the end of its then-current term.

         If Mr. Zimmerman is terminated within two years following a change in control for other than cause or he elects to terminate his employment for cause, he is entitled to receive an amount equal to the product of 2.99 times the sum of his base salary in effect as of the end of the year prior to the change in control and an amount equal to the bonuses received by him for the year prior to the change in control.

         The Employment Agreement also provides that if Mr. Zimmerman is terminated for other than cause or he elects to terminate his employment for cause, during the greater of 18 months or the period of time equal to the remaining term of the Employment Agreement, Lafayette will maintain for the his benefit each employee welfare benefit plan in which he was entitled to participate immediately prior to the date of his termination, unless an essentially equivalent and no less favorable benefit is provided by a successor to Lafayette. In the event that the terms of any employee welfare benefit plan do not permit continued participation, Lafayette will provide a benefit substantially similar to the benefit he was entitled to receive under such plan at the end of the period of coverage. This arrangement is in lieu of the COBRA coverage otherwise available to Mr. Zimmerman.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table gives information about the beneficial ownership of Lafayette capital stock by:

- each person owning more than 5% of Lafayette's common shares;

- each of Lafayette's executive officers and directors; and

- all of Lafayette's executive officers and directors as a group.

The principal occupation, as indicated in Item 9 hereof, of each Director has been the same for the last five (5) years and such Director possesses sole voting and investment powers with respect to the shares indicated as beneficially owned by such Director. Unless specified otherwise, a Director is deemed to share voting and investment powers over shares indicated as held by a spouse, child, or family member residing with the Director.

         ------------------------------------------------------------------------------------------
                  Director/Executive Officer                Shares Beneficially Owned    % Of Class
         ------------------------------------------------------------------------------------------
                     David R. Zimmerman (1)                            59,000                6.3%
         ------------------------------------------------------------------------------------------
                       Edward Chosnek (1)                              77,720                8.3%
         ------------------------------------------------------------------------------------------
                      John R. Basham II (1)                            45,000                4.8%
         ------------------------------------------------------------------------------------------
                      Donald J. Ehrlich (1)                            62,000                6.6%
         ------------------------------------------------------------------------------------------
                       Steven Hogwood (1)                              56,000                6.0%
         ------------------------------------------------------------------------------------------
                       Connie L. Ehrlich (1)                            8,000                0.9%
         ------------------------------------------------------------------------------------------
                     Thomas A. McDonald (1)                            79,000                8.4%
         ------------------------------------------------------------------------------------------
                     Steven W. Norfleet (1)                            57,500                6.1%
         ------------------------------------------------------------------------------------------
         Directors and executive officers as a group (10
                       individuals)                                   448,920               47.8%
         ------------------------------------------------------------------------------------------

(1) Includes 5,000 shares which may be acquired upon the exercise of stock options granted under the 2000 Directors' Stock Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the Bank had, and the Bank expects to continue to have in the future, banking transactions in the ordinary course of business with Directors, officers and principal shareholders of Lafayette and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

The members of the Board of Directors of Lafayette formed a separate limited liability company (unrelated to Lafayette Community Bancorp) which acquired the Bank main office property and which leases the property to Lafayette Community Bank at or below market rate. At the inception of the lease, Lafayette Community Bancorp received a report from an independent property consultant that the terms and conditions of the lease fall within a reasonable range of market terms.

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

10.2 2000 Key Employees' Stock Option Plan, which is incorporated by reference to Exhibit 10.2 in the Form SB-2

10.3 Lease (main office property), which is incorporated by reference to Exhibit 10.3 in the Form SB-2

10.4 Lease (branch office property), which is incorporated by reference to Exhibit 10.4 in the Form SB-2

21 Subsidiaries of the Registrant and names under which the Registrant is doing business


Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Lafayette Community Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2002.

LAFAYETTE COMMUNITY BANCORP

By: /s/ David R. Zimmerman
    --------------------------------

           David R. Zimmerman
           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 28th day of March 2002:

      Signatures                            Title

/s/ David R. Zimmerman    President (Chief Executive Officer) and Director
----------------------
David R. Zimmerman
                             Vice President and Controller (principal
/s/ Dennis R. Hardwick           financial and accounting officer)
----------------------
Dennis R. Hardwick

/s/ John R. Basham, II                       Director
----------------------
John R. Basham, II


/s/ Edward Chosnek                           Director
----------------------
Edward Chosnek
                                             Director
----------------------
Donald J. Ehrlich
                                             Director
----------------------
Steven Hogwood
                                             Director
----------------------
Connie L. Ehrlich


/s/ Thomas A. McDonald                       Director
----------------------
Thomas A. McDonald


/s/ Steven W. Norfleet                       Director
----------------------
Steven W. Norfleet