Form 10QSB
period 2002-03-31
LAFAYETTE COMMUNITY BANCORP
filed 2002-05-14
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO ___________

                        Commission File Number 333-34254

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 13, 2002, there were 899,600 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

                   Consolidated Balance Sheets at March 31, 2002 and December 31, 2001________                   3


                   Consolidated Statements of Operations for the three months ended March 31, 2002 and
                   2001__________________________                                                                4

                   Consolidated Statement of Changes in Shareholders' Equity/(Deficit) for the three
                   months ended March 31, 2002 and 2001__________                                                5

                   Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
                   2001_____________________________                                                             6

                   Notes to Consolidated Financial Statements_______________________                           7-8

   Item 2.         Management's Discussion and Analysis of Results of Operations and Financial Condition
                   ___________________________________                                                        9-13



PART II. OTHER INFORMATION

   Item 1.         Legal proceedings__________________________________________________                          14

   Item 2.         Changes in securities________________________________________________                        14

   Item 3.         Defaults upon senior securities________________________________________                      14

   Item 4.         Submission of Matters to a Vote of Security Holders________________                          14

   Item 5.         Other information___________________________________________                                 14

   Item 6.         Exhibits and reports on Form 8-K________________________________________                     14





   Signatures      _______________________________________________________                                      15


                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                                               March 31,
                                                                  2002         December 31,
                                                              (unaudited)          2001
                                                              -----------          ----
ASSETS
Cash and due from banks                                       $  1,779,430     $  1,596,528
Federal funds sold                                               1,120,000        1,460,000
                                                              ------------     ------------
   Cash and cash equivalents                                     2,899,430        3,056,528
Securities available for sale                                    7,610,545        4,842,295
Loans, net of allowance ($421,000 and $360,000)                 39,162,476       35,026,693
Federal Home Loan Bank Stock, at cost                               75,000           50,000
Premises and equipment, net                                        566,564          577,235
Accrued interest receivable and other assets                       378,385          361,078
                                                              ------------     ------------

                                                              $ 50,692,400     $ 43,913,829
                                                              ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Non-interest bearing deposits                              $  2,523,545     $  2,378,936
   Interest bearing deposits                                    39,444,408       32,835,870
                                                              ------------     ------------
      Total deposits                                            41,967,953       35,214,806
Federal Home Loan Bank advances                                  1,000,000        1,000,000
Accrued expenses payable and other liabilities                     186,821          163,250
                                                              ------------     ------------
      Total liabilities                                         43,154,774       36,378,056

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized;
   899,900 shares outstanding                                    8,568,428        8,594,628
   Accumulated deficit                                            (938,574)        (985,080)
   Treasury stock                                                     --            (26,200)
   Accumulated other comprehensive income/(loss)                   (92,228)         (47,575)
                                                              ------------     ------------
      Total shareholders' equity                                 7,537,626        7,535,773
                                                              ------------     ------------

                                                              $ 50,692,400     $ 43,913,829
                                                              ============     ============


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                        Three months ended           Three months ended
                                                           March 31, 2002              March 31, 2001
                                                           --------------              --------------
Interest income
      Loans, including related fees                          $ 706,892                    $ 214,597
      Taxable securities                                        63,584                           --
      Other                                                     12,193                       43,929
                                                             ---------                    ---------
                                                               782,669                      258,526
Interest expense
      Deposits                                                 352,824                       70,495
      Other                                                      6,647                           --
                                                             ---------                    ---------
                                                               359,471                       70,495

Net interest income                                            423,198                      188,031

Provision for loan losses                                      (61,000)                     (36,000)
                                                             ---------                    ---------

Net interest income after provision for loan losses            362,198                      152,031

Non-interest income
      Service charges on deposit accounts                       10,397                        1,495
      Net realized gains/(losses) on securities                     --                           --
      Brokerage fees on mortgage loans originated for sale     130,210                        3,317
      Other                                                      6,471                        2,346
                                                             ---------                    ---------
         Total operating income                                147,078                        7,158

Non-interest expenses
      Salaries and employee benefits                           255,537                      147,458
      Occupancy and equipment                                   72,145                       60,851
      Legal and professional                                    25,919                       10,346
      Data processing                                           30,988                       22,861
      Advertising                                               15,000                       13,001
      Directors' fees                                           13,200                       13,000
      Other                                                     49,981                       22,291
                                                             ---------                    ---------
            Total operating expenses                           462,770                      289,808
                                                             ---------                    ---------

Income/(loss) before income taxes                               46,506                     (130,619)

Income taxes                                                        --                           --
                                                             ---------                    ---------

Net income/(loss)                                            $  46,506                    $(130,619)
                                                             =========                    =========
Net income/(loss) per share (basic and diluted)              $    0.05                    $   (0.14)
                                                             =========                    =========

                                                             ---------                    ---------
Comprehensive income/(loss)                                  $   1,853                    $(130,619)
                                                             ---------                    ---------

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                EQUITY/(DEFICIT)
            For the three month periods ended March 31, 2002 and 2001
                                   (unaudited)

                                                                       Accumulated
                                                                          Other
                                           Common       Accumulated   Comprehensive   Treasury
                                            Stock         Deficit     Income/(Loss)    Stock          Total
                                          -----------   -----------   -------------  -----------   -----------
Balance January 1, 2002                   $ 8,594,628   $ (985,080)    $   (47,575)  $   (26,200)  $ 7,535,773

Comprehensive income:
   Net income                                      --        46,506             --            --        46,506
   Change in net unrealized
    gain/(loss)                                    --            --        (44,653)           --       (44,653)
                                                                                                   -----------

Total comprehensive income                                                                               1,853

 Retirement of treasury stock                 (26,200)                                    26,200            --
                                          -----------   -----------    -----------   -----------   -----------

                                          -----------   -----------    -----------   -----------   -----------
Balance March 31, 2002                    $ 8,568,428   $  (938,574)   $   (92,228)  $        --   $ 7,537,626
                                          -----------   -----------    -----------   -----------   -----------

Balance January 1, 2001                   $ 8,594,628   $  (628,688)   $        --   $        --   $ 7,965,940

Comprehensive income:
   Net income                                      --      (130,619)            --            --      (130,619)
   Change in net unrealized
    gain/(loss)                                    --            --             --            --            --
                                                                                                   -----------

Total comprehensive income                         --            --             --            --      (130,619)
                                          -----------   -----------    -----------   -----------   -----------

                                          -----------   -----------    -----------   -----------   -----------
Balance March 31, 2001                    $ 8,594,628   $ (759,307)    $        --   $        --   $ 7,835,321
                                          -----------   -----------    -----------   -----------   -----------

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)



                                                            Three months ended        Three months ended
                                                              March 31, 2002            March 31, 2001
                                                              --------------            --------------
Cash flows from operating activities
      Net income/(loss)                                        $    46,506              $  (130,619)
      Adjustments to reconcile net income/(loss) to net cash
      from operating
      activities
       Depreciation and amortization                                23,097                   18,243
       Provision for loan losses                                    61,000                   36,000
       Net amortization of securities                               37,658                       --
       Change in assets and liabilities:
          Accrued interest receivable and other assets             (17,307)                 (35,123)
          Accrued interest payable and other liabilities            23,571                  (27,367)
                                                               -----------              -----------
             Net cash from operating activities                    174,525                 (138,866)


Cash flows from investing activities
       Purchases of securities                                  (3,299,164)                      --
       Proceeds from securities matured/called/paid                448,603                       --
       Purchase of FHLB Stock                                      (25,000)                 (25,000)
       Loans made to customers, net of payments collected       (4,196,783)              (5,249,421)
       Purchase of premises and equipment                          (12,426)                 (64,486)
                                                               -----------              -----------
             Net cash from investing activities                 (7,084,770)              (5,338,907)

Cash flows from financing activities
       Net change in deposit accounts                            6,753,147                9,069,354
                                                               -----------              -----------
             Net cash from financing activities                  6,753,147                9,069,354
                                                               -----------              -----------

Net change in cash and cash equivalents                           (157,098)               3,591,581

Cash and cash equivalents at beginning of period                 3,056,528                3,337,981
                                                               -----------              -----------

Cash and cash equivalents at end of period                     $ 2,899,430              $ 6,929,562
                                                               ===========              ===========

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

2.  Earnings Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding during the periods which were 899,900 during 2002 and 902,000 during 2001. Diluted earnings per share are computed assuming that dilutive stock options outstanding are exercised and the proceeds were used entirely to reacquire shares at the periods' average price. For 2002, this would result in there being an additional 18,679 shares outstanding. There were no options outstanding during the first quarter of 2001.

3.  Segment Reporting

Internal financial information is primarily reported and aggregated in one line of business, i.e., banking.

4.  New and proposed accounting standards

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position and results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

New accounting standards issued in 2001 require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

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

The book value per share of Lafayette's nonvoting common shares at March 31, 2002, was $8.38.

Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 180,000 options. Exercise price is the greater of market price at date of grant or $10. The maximum option term is ten years. Options to directors vest immediately while options granted to employees will generally vest over five years. During 2001, options to acquire 90,000 shares were granted at $10.50 per share.

Lafayette has not paid, and does not expect to pay, dividends in the near future. Lafayette will retain any earnings to finance its growth. Future dividend policy will depend on Lafayette's earnings, capital requirements, financial condition and other factors deemed relevant by Lafayette's Board of Directors.

SUMMARY OPERATING RESULTS

Lafayette recorded net income of $47,000 for the first three months of 2002 compared to a net loss of $131,000 for the same period in 2001. Increased net interest income and fee income from mortgage loan sales more than offset the increase in non-interest expenses. Lafayette continues to grow in total assets and virtually all categories of income and expense have increased as a result of that growth.

INTEREST INCOME

Interest income for the three months ended March 31, 2002 and 2001, was $783,000 and $259,000. Loan income, including fees, was $707,000 and $215,000 for the three months ended March 31, 2002 and 2001. The increase reflects growth in total loans outstanding. Interest income from taxable securities was $64,000 and $0 at March 31, 2002 and 2001. Other interest income for the three months ended March 31, 2002 and 2001, was $12,000 and $44,000, and came primarily from Federal Funds sold.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2002 and 2001, was $359,000 and $70,000. For the three months ended March 31, 2002 and 2001, interest expense on deposits was $353,000 and $70,000. Interest expense on borrowings for the three months ended March 31, 2002 and 2001 was $7,000 and $0.

NET INTEREST INCOME

As a result, net interest income increased to $423,000 for 2002 compared to $188,000. This increase was driven by the growth in volume of average earning assets and interest bearing liabilities.

PROVISION FOR LOAN LOSSES

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

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. The analysis of the allowance for loan losses includes the allocation, when needed, of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions and our analysis of the portfolio, considering the fact that our focus on growth as a denovo institution makes these factors less relevant, trends in delinquent and non-performing loans, and economic trends affected our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance at March 31, 2002 was $421,000 or 1.06% of loans compared to $360,000 or 1.02% of total loans, at December 31, 2001.

NON-INTEREST INCOME

Total non-interest income was $147,000 and $7,000 for the three months ended March 31, 2002 and 2001. Service charges on deposit accounts were $10,000 and $1,000 for the three months ended March 31, 2002 and 2001. Brokerage fees on mortgage loans originated for sale for the three months ended March 31, 2002 and 2001 were $130,000 and $3,000. These fees are earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. Other non-interest income was $6,000 and $2,000 for the three months ended March 31, 2002 and 2001.

NON-INTEREST EXPENSES

Total non-interest expense for the three months ended March 31, 2002, and 2001, was $463,000 and $290,000. For the three months ended March 31, 2002 and 2001, salary and employee benefits expenses were $256,000 and $147,000. This increase was associated with an increase in staff as the bank has grown. Occupancy and equipment expenses were $72,000 and $61,000 for the three months ended March 31, 2002 and 2001. Legal and professional fees for the three months ended March 31, 2002 and 2001 were $26,000 and $10,000. Data processing expenses are volume driven and were $31,000 and $23,000 for the three months ended March 31, 2002 and 2001. Other expenses for the three months ended March 31, 2002 and 2001 were $50,000 and $22,000. Other expenses includes supplies, postage, insurance and services required for ongoing operations.

INCOME TAXES

Lafayette has recorded a cumulative net operating loss of $939,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0.

BALANCE SHEET

Total assets were $50,692,000 at March 31, 2002 and $43,914,000 at December 31, 2001. Cash and cash equivalents were $2,899,000 at March 31, 2002, compared to $3,057,000 at December 31, 2001, a decrease of $158,000 or 5.12%. Available for sale securities were $7,611,000 at March 31, 2002, and $4,842,000 at December 31, 2001. Gross loans increased from $35,387,000 at December 31, 2001, to $39,583,000 at March 31, 2002. This represents an increase of $4,196,000, or 11.86%.

Total liabilities were $43,155,000 at March 31, 2002 compared to $36,378,000 at December 31, 2001. Total deposits at March 31, 2002, were $41,968,000 compared to $35,215,000 at December 31, 2001, an increase of $6,753,000 or 19.18%.
Noninterest-bearing deposits were $2,524,000 and $2,379,000 at March 31, 2002, and December 31, 2001, respectively, an increase of $145,000 or 6.09%. Interest bearing deposits increased $6,608,000 or 20.12% from $32,836,000 at December 31, 2001, to $39,444,000 at March 31, 2002. Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

CAPITAL REQUIREMENTS

Total shareholders' equity at March 31, 2002, was $7,538,000 compared to $7,536,000 at December 31, 2001. The increase resulted from net income of $47,000 for the first three months of 2001, less unrealized loss on available-for-sale securities of $45,000.

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

At March 31, 2002, the Bank was well-capitalized.

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

                                        DATE:   May 13, 2002