Form 10QSB
period 2002-06-30
LAFAYETTE COMMUNITY BANCORP
filed 2002-08-14
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------ ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

As of August 13, 2002, there were 899,250 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX



PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 2002 and December 31, 2001________                       3

              Consolidated Statements of Operations for the three and six months ended June 30,
              2002 and 2001__________________________                                                          4

              Consolidated Statement of Changes in Shareholders' Equity/(Deficit) for the six
              months ended June 30, 2002 and 2001__________                                                    5

              Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and
              2001_____________________________                                                                6

              Notes to Consolidated Financial Statements_______________________                                7

    Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition_____    8-12



PART II. OTHER INFORMATION



    Item 1.          Legal proceedings__________________________________________________                      13

    Item 2.          Changes in securities________________________________________________                    13

    Item 3.          Defaults upon senior securities________________________________________                  13

    Item 4.          Submission of Matters to a Vote of Security Holders_______________________               13

    Item 5.          Other information__________________________________________________                      13

    Item 6.          Exhibits and reports on Form 8-K________________________________________              13-14

    Signatures       _______________________________________________________                                  15

    Exhibit Index                                                                                             16

    Exhibits                                                                                               17-18

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                                                 June 30,
                                                                   2002           December 31,
                                                                (unaudited)           2001
                                                                ------------      ------------
ASSETS
Cash and due from banks                                         $  2,170,885      $  1,596,528
Federal funds sold                                                 2,410,000         1,460,000
                                                                ------------      ------------
   Cash and cash equivalents                                       4,580,885         3,056,528
Securities available for sale                                      8,477,962         4,842,295
Loans, net of allowance ($499,000 and $360,000)                   46,627,717        35,026,693
Federal Home Loan Bank Stock, at cost                                200,000            50,000
Premises and equipment, net                                          549,944           577,235
Accrued interest receivable and other assets                         483,339           361,078
                                                                ------------      ------------

                                                                $ 60,919,847      $ 43,913,829
                                                                ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Non-interest bearing deposits                                $  2,150,261      $  2,378,936
   Interest bearing deposits                                      48,314,134        32,835,870
                                                                ------------      ------------
      Total deposits                                              50,464,395        35,214,806
Federal Home Loan Bank advances                                    2,500,000         1,000,000
Accrued expenses payable and other liabilities                       203,582           163,250
                                                                ------------      ------------
      Total liabilities                                           53,167,977        36,378,056

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized;
   899,900 and 902,000 shares issued                               8,568,428         8,594,628
  Accumulated deficit                                               (843,276)         (985,080)
  Treasury stock, at cost; 300 and 2,100 shares                       (3,900)          (26,200)
  Accumulated other comprehensive income/(loss)                       30,618           (47,575)
                                                                ------------      ------------
      Total shareholders' equity                                   7,751,870         7,535,773
                                                                ------------      ------------

                                                                $ 60,919,847      $ 43,913,829
                                                                ============      ============


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                     Three months ended  Three months ended   Six months ended    Six months ended
                                                        June 30, 2002       June 30, 2001       June 30, 2002       June 30, 2001
                                                     -----------------------------------------------------------------------------
Interest income
      Loans, including related fees                      $   819,203         $   340,039         $ 1,526,095         $   554,636
      Taxable securities                                      95,217               2,690             158,801               2,690
      Other                                                   13,121              46,066              25,314              89,995
                                                     -----------------------------------------------------------------------------
                                                             927,541             388,795           1,710,210             647,321
Interest expense
      Deposits                                               389,449             154,050             742,273             224,545
      Other                                                   18,699                   -              25,346                   -
                                                     -----------------------------------------------------------------------------
                                                             408,148             154,050             767,619             224,545

Net interest income                                          519,393             234,745             942,591             422,776

Provision for loan losses                                    (78,000)            (64,000)           (139,000)           (100,000)
                                                     -----------------------------------------------------------------------------

Net interest income after provision for loan                 441,393             170,745             803,591             322,776
losses

Non-interest income
      Service charges on deposit accounts                     13,790               7,125              24,187               8,620
      Net realized gains/(losses) on securities                    -                   -                   -                   -
      Brokerage fees on mortgage loans originated            133,511              31,645             263,721              34,962
      for sale
      Other                                                   10,760               2,670              17,231               5,016
                                                     -----------------------------------------------------------------------------
         Total operating income                              158,061              41,440             305,139              48,598

Non-interest expenses
      Salaries and employee benefits                         278,199             178,705             533,736             326,163
      Occupancy and equipment                                 61,837              56,058             133,982             116,909
      Legal and professional                                  27,837               7,816              53,756              18,162
      Data processing                                         27,949              24,153              58,937              47,014
      Advertising                                             33,300              12,999              48,300              26,000
      Directors' fees                                         13,200              13,000              26,400              26,000
      Other                                                   61,834              43,291             111,815              65,582
                                                     -----------------------------------------------------------------------------
            Total operating expenses                         504,156             336,022             966,926             625,830
                                                     -----------------------------------------------------------------------------

Income/(loss) before income taxes                             95,298            (123,837)            141,804            (254,456)

Income taxes                                                       -                   -                   -                   -
                                                     -----------------------------------------------------------------------------

Net income/(loss)                                        $    95,298         $  (123,837)        $   141,804         $  (254,456)
                                                     =============================================================================
Net income/(loss) per share
  Basic                                                  $      0.11         $     (0.14)        $      0.16         $     (0.28)
                                                     =============================================================================
  Diluted                                                $      0.10         $     (0.14)        $      0.15         $     (0.28)
                                                     =============================================================================

                                                     -----------------------------------------------------------------------------
Comprehensive income/(loss)                              $   218,144         $  (122,906)        $   219,997         $  (253,525)
                                                     -----------------------------------------------------------------------------

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                EQUITY/(DEFICIT)
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                                           Accumulated
                                                                              Other
                                      Common            Accumulated        Comprehensive         Treasury
                                       Stock              Deficit          Income/(Loss)           Stock               Total
                                    -------------------------------------------------------------------------------------------
Balance January 1, 2002             $ 8,594,628         $  (985,080)        $   (47,575)        $   (26,200)        $ 7,535,773

Purchase of treasury stock                                                                           (3,900)             (3,900)

Comprehensive income:
   Net income                                 -             141,804                   -                   -             141,804
   Change in net unrealized
    gain/(loss)                               -                   -              78,193                   -              78,193
                                                                                                                    -----------

Total comprehensive income                                                                                              219,997

Retirement of treasury stock            (26,200)                                                     26,200                   -
                                    -------------------------------------------------------------------------------------------

                                    -------------------------------------------------------------------------------------------
Balance June 30, 2002               $ 8,568,428         $  (843,276)        $    30,618         $    (3,900)        $ 7,751,870
                                    -------------------------------------------------------------------------------------------

Balance January 1, 2001             $ 8,594,628         $  (628,688)        $         -         $         -         $ 7,965,940

Comprehensive income:
   Net income                                 -            (254,456)                  -                   -            (254,456)
   Change in net unrealized
    gain/(loss)                               -                   -                 931                   -                 931
                                                                                                                    -----------

Total comprehensive income                    -                   -                   -                   -            (253,525)
                                    -------------------------------------------------------------------------------------------

                                    -------------------------------------------------------------------------------------------
Balance June 30, 2001               $ 8,594,628         $  (883,144)        $       931         $         -         $ 7,712,415
                                    -------------------------------------------------------------------------------------------

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)



                                                               Six months ended  Six months ended
                                                                 June 30, 2002    June 30, 2001
                                                               ----------------  ----------------
Cash flows from operating activities
      Net income/(loss)                                          $    141,804      $   (254,456)
      Adjustments to reconcile net income/(loss) to net cash
      from operating activities
       Depreciation and amortization                                   46,555            39,049
       Provision for loan losses                                      139,000           100,000
       Net amortization of securities                                  79,495                 -
       Change in assets and liabilities:
          Accrued interest receivable and other assets               (122,261)         (116,276)
          Accrued interest payable and other liabilities               40,332            36,132
                                                                 ------------      ------------
             Net cash from operating activities                       324,925          (195,551)


Cash flows from investing activities
       Purchases of securities                                     (4,917,143)         (700,000)
       Proceeds from securities matured/called/paid                 1,280,174                 -
       Purchase of FHLB Stock                                        (150,000)          (25,000)
       Loans made to customers, net of payments collected         (11,740,024)      (15,484,866)
       Purchase of premises and equipment                             (19,264)         (138,248)
                                                                 ------------      ------------
             Net cash from investing activities                   (15,546,257)      (16,348,114)

Cash flows from financing activities
       Net change in deposit accounts                              15,249,589        18,639,326
       Proceeds from FHLB advances                                  1,500,000                 -
       Repurchase of common stock                                      (3,900)                -
                                                                 ------------      ------------
             Net cash from financing activities                    16,745,689        18,639,326
                                                                 ------------      ------------

Net change in cash and cash equivalents                             1,524,357         2,095,661

Cash and cash equivalents at beginning of period                    3,056,528         3,337,981
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $  4,580,885      $  5,433,642
                                                                 ============      ============

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

2.  Earnings Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding during the periods which were 899,692 and 899,796 for the three and six months ended June 30, 2002 and 902,000 for the three and six months ended June 30, 2001. Diluted earnings per share are computed assuming that dilutive stock options outstanding are exercised and the proceeds were used entirely to reacquire shares at the periods' average price. For three and six months ended June 30, 2002, this would result in an additional 19,478 and 19,160 shares outstanding. There were no options outstanding during the first six months of 2001.

3.  Segment Reporting

Internal financial information is primarily reported and aggregated in one line of business, i.e., banking.

4.  New and proposed accounting standards

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position and results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Company was not material.

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

The book value per share of Lafayette's nonvoting common shares at June 30, 2002, was $8.62, compared to $8.37 at December 31, 2001.

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

SUMMARY OPERATING RESULTS

Lafayette recorded net income of $95,000 and $142,000 for the first three and six months ended June 30, 2002 compared to net losses of $124,000 and $254,000 for the same periods in 2001. Increased net interest income and fee income from mortgage loan sales more than offset the increase in non-interest expenses. Lafayette continues to grow in total assets and virtually all categories of income and expense have increased as a result of that growth.

INTEREST INCOME

Interest income for the three and six months ended June 30, 2002 was $928,000 and $1,710,000 compared to $389,000 and $647,000 for the same periods in 2001. Loan income, including fees, was $819,000 and $1,526,000 for the three and six months ended June 30, 2002 compared to $340,000 and $555,000 for the same periods in 2001. The increase reflects growth in total loans outstanding. Interest income from taxable securities was $95,000 and $159,000 for the three and six months ended June 30, 2002, and $3,000 for the three and six months ended June 30, 2001. No taxable securities were purchased until the second quarter of 2001. Therefore, a meaningful comparison between periods is not possible. Other interest income for the three and six months ended June 30, 2002 was $13,000 and $25,000, compared to $46,000 and $90,000 for the same periods in 2001, and came primarily from Federal Funds sold.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2002, was $408,000 and $768,000 compared to interest expense for the three and six months ended June 30, 2001, of $154,000 and $225,000. For the three and six months ended June 30, 2002, interest expense on deposits was $389,000 and $742,000, compared to $154,000 and $225,000 for the same periods in 2001, reflecting growth in interest-bearing deposits. Interest expense on borrowings for the three and six months ended June 30, 2002 was $19,000 and $25,000. For the three and six months ended June 30, 2001, interest expense on borrowings was $0. Borrowings were from the Federal Home Loan Bank.

NET INTEREST INCOME

Net interest income increased to $519,000 and $943,000 for the three and six months ended June 30, 2002 compared to $235,000 and $423,000 for the three and six months ended June 30, 2001. This increase was driven by the growth in volume of average earning assets and interest bearing liabilities.

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

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. The analysis of the allowance for loan losses includes the allocation, when needed, of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions and our analysis of the portfolio, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance at June 30, 2002 was $499,000 or 1.06% of loans compared to $360,000 or 1.02% of total loans, at December 31, 2001.

NON-INTEREST INCOME

Total non-interest income was $158,000 and $305,000 for the three and six months ended June 30, 2002 and $41,000 and $49,000 for the same periods in 2001. Service charges on deposit accounts were $14,000 and $24,000 for the three and six months ended June 30, 2002, compared to $7,000 and $9,000 for the same periods in 2001. Brokerage fees on mortgage loans originated for sale for the three and six months ended June 30, 2002 were $134,000 and $264,000, compared to $32,000 and $35,000 for the same periods in 2001. These fees are earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. Other non-interest income was $11,000 and $17,000 for the three and six months ended June 30, 2002 and $3,000 and $5,000 for the same periods in 2001.

NON-INTEREST EXPENSES

Total non-interest expense for the three and six months ended June 30, 2002, was $504,000 and $967,000, compared to $336,000 and $626,000 for the same periods in 2001. For the three and six months ended June 30, 2002, salary and employee benefits expenses were $278,000 and $534,000. Salary and employee benefit expenses for the three and six months ended June 30, 2001, were $179,000 and $326,000. This increase was associated with an increase in staff as the bank has grown. Occupancy and equipment expenses were $62,000 and $134,000 for the three and six months ended June 30, 2002 and $56,000 and $117,000 for the same periods in 2001. Legal and professional fees for the three and six months ended June 30, 2002 were $28,000 and $54,000, compared to $8,000 and $18,000 during the same periods in 2001. Data processing expenses are volume driven and were $28,000 and $59,000 for the three and six months ended June 30, 2002, compared to $24,000 and $47,000 during the same periods in 2001. Other expenses for the three months ended June 30, 2002 were $62,000 and $112,000. For the three and six months ended June 30, 2001, other expenses were $43,000 and $66,000. Other expenses include supplies, postage, insurance and services required for ongoing operations.

INCOME TAXES

Lafayette has recorded a cumulative net operating loss of $843,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0.

BALANCE SHEET

Total assets were $60,920,000 at June 30, 2002 and $43,914,000 at December 31, 2001. Cash and cash equivalents were $4,581,000 at June 30, 2002, compared to $3,057,000 at December 31, 2001, an increase of $1,524,000 or 49.85%. Available for sale securities were $8,478,000 at June 30, 2002, and $4,842,000 at December 31, 2001. Gross loans increased from $35,387,000 at December 31, 2001, to $47,127,000 at June 30, 2002. This represents an increase of $11,740,000 or 33.18%. Loan growth is primarily associated with increases in commercial loans and loans secured by real estate.

Total liabilities were $53,168,000 at June 30, 2002 compared to $36,378,000 at December 31, 2001. Total deposits at June 30, 2002, were $50,464,000 compared to $35,215,000 at December 31, 2001, an increase of $15,249,000 or 43.30%.
Noninterest-bearing deposits were $2,150,000 and $2,379,000 at June 30, 2002, and December 31, 2001, respectively, a decrease of $229,000 or 9.63%. Interest bearing deposits increased $15,478,000 or 47.14% from $32,836,000 at December 31, 2001, to $48,314,000 at June 30, 2002. Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

CAPITAL REQUIREMENTS

Total shareholders' equity at June 30, 2002, was $7,752,000 compared to $7,536,000 at December 31, 2001. The increase resulted from net income of $142,000 for the first six months of 2001, less $4,000 for repurchase of common stock, and increased by unrealized gain on available-for-sale securities of $78,000.

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

At June 30, 2002, the Bank was above the well-capitalized regulatory requirements. Actual capital ratios and minimum required ratios were as follows at June 30, 2002:

                                                                              Minimum Required
                                                                                 To Be Well
                                                        Minimum Required     Capitalized Under
                                                           for Capital       Prompt Corrective
                                             Actual     Adequacy Purposes   Action Regulations
                                             ------     -----------------   ------------------
Total capital (to risk weighted assets)        18%              8%                  10%
Tier 1 capital (to risk weighted assets)       17%              4                    6
Tier 1 capital (to average assets)             13%              4                    5

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

Item 2. CHANGES IN SECURITIES--Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES--Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Lafayette's annual meeting of shareholders was held at 2:30 p.m. on May 14, 2002. The following members were elected to the Board of Directors of Lafayette for the terms indicated or until their successors are duly chosen and qualified. Proxy votes comprised 73 percent of the outstanding voting shares. A total of 1,000 shares were voted in person.

                                                    Against or
     Nominee               Term           For        Withheld       Abstain
Donald Ehrlich           One year       515,869          0          140,860
David R. Zimmerman       One year       649,729          0            7,000
Edward Chosnek          Three years     649,729          0            7,000
Connie Ehrlich          Three years     515,869          0          140,860
Steven Norfleet         Three years     649,729          0            7,000

Incumbent directors whose terms continued were John R. Basham II, Steven Hogwood and Thomas A. McDonald.

The shareholders approved a proposal to reappoint Crowe, Chizek and Company, LLP, as independent auditors for one year with 652,729 shares voting in favor and 4,000 shares abstaining.

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

99.1 CEO Certification pursuant to 18 U.S.C. Section 1350.

99.2 CFO Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LAFAYETTE COMMUNITY BANCORP


                                        By: /s/ David R. Zimmerman
                                            ---------------------------------
                                            David R. Zimmerman
                                            Chairman and Chief Executive Officer

                                        By: /s/ Dennis R. Hardwick
                                            ---------------------------------
                                            Dennis R. Hardwick
                                            Vice President and Controller, and
                                            Principal Accounting Officer

                                        DATE:  August 13, 2002

                                  EXHIBIT INDEX


3.1 Amended and Restated Articles of Incorporation of Lafayette Community Bancorp, which are incorporated by reference to Exhibit 3.1 in the Registration Statement on SB-2, filed April 7, 2000, as amended, ("Form SB-2").*

3.2 By-laws of Lafayette Community Bancorp, which are incorporated by reference to Exhibit 3.2 in the Form SB-2.*

10.1 2000 Directors' Stock Option Plan, which incorporated by reference to
Exhibit 10.1 in the Form SB-2.*

10.2 2000 Key Employees' Stock Option Plan, which is incorporated by reference to Exhibit 10.2 in the Form SB-2.*

10.3 Lease (main office property), which is incorporated by reference to Exhibit
10.3 in the Form SB-2.*

10.4 Lease (branch office property), which is incorporated by reference to
Exhibit 10.4 in the Form SB-2.*

99.1 CEO Certification pursuant to 18 U.S.C. Section 1350.

99.2 CFO Certification pursuant to 18 U.S.C Section 1350.


* Previously filed.