Form 10QSB
period 2002-09-30
LAFAYETTE COMMUNITY BANCORP
filed 2002-11-14
CIK 1111230

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                            -------   ------

                        Commission File Number 333-34254

                           LAFAYETTE COMMUNITY BANCORP
                           ---------------------------
                 (Name of Small Business Issuer in its charter)

            INDIANA                                     35-2082918
   (State of incorporation)               I.R.S. Employer Identification Number


                   2 NORTH 4TH STREET, LAFAYETTE, INDIANA 47901
                   --------------------------------------------
              (Address of principal executive offices and zip code)

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

As of November 13, 2002, there were 899,150 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               -----   -----

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

              Consolidated Balance Sheets at September 30, 2002
              and December 31, 2001...................................     3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 2002 and 2001.......     4

              Consolidated Statement of Changes in Shareholders'
              Equity/(Deficit) for the nine months ended
              September 30, 2002 and 2001.............................     5

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2002 and 2001................     6

              Notes to Consolidated Financial Statements..............     7

  Item 2.     Management's Discussion and Analysis of Results of
              Operations and Financial Condition......................  8-12

  Item 3.     Controls and Procedures.................................    13


PART II. OTHER INFORMATION



  Item 1.     Legal proceedings.......................................    14

  Item 2.     Changes in securities...................................    14

  Item 3.     Defaults upon senior securities.........................    14

  Item 4.     Submission of Matters to a Vote of Security Holders.....    14

  Item 5.     Other information.......................................    14

  Item 6.     Exhibits and reports on Form 8-K........................    14

  Signatures  ........................................................    15

              Certification of Chief Executive Officer................    16

              Certification of Principal Accounting Officer...........    17

  Exhibit Index.......................................................    18

  Exhibits............................................................ 19-20

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                                September 30,
                                                    2002         December 31,
                                                 (unaudited)        2001
                                                -------------    ------------
ASSETS
Cash and due from banks                         $   2,467,324    $  1,596,528
Federal funds sold                                  1,100,000       1,460,000
                                                -------------    ------------
   Cash and cash equivalents                        3,567,324       3,056,528
Securities available for sale                      12,345,600       4,842,295
Loans, net of allowance ($581,000 and $360,000)    52,780,975      35,026,693
Federal Home Loan Bank Stock, at cost                 200,000          50,000
Premises and equipment, net                           539,876         577,235
Accrued interest receivable and other assets          478,774         361,078
                                                -------------    ------------
                                                $  69,912,549    $ 43,913,829
                                                =============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Non-interest bearing deposits                $   3,736,043    $  2,378,936
   Interest bearing deposits                       55,368,344      32,835,870
                                                -------------    ------------
      Total deposits                               59,104,387      35,214,806
Federal Home Loan Bank advances                     2,500,000       1,000,000
Accrued expenses payable and other liabilities        249,946         163,250
                                                -------------    ------------
      Total liabilities                            61,854,333      36,378,056

Shareholders' equity
  Common stock, no par value; 10,000,000
   shares authorized;
   899,900 and 902,000 shares issued                8,568,428       8,594,628
   Accumulated deficit                               (609,467)       (985,080)
   Treasury stock, at cost; 750 and
     2,100 shares                                      (8,275)        (26,200)
   Accumulated other comprehensive income/(loss)      107,530         (47,575)
                                                -------------    ------------
      Total shareholders' equity                    8,058,216       7,535,773
                                                -------------    ------------

                                                $  69,912,549    $ 43,913,829
                                                =============    ============


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and nine months ended September 30, 2002 and 2001
                                   (unaudited)

                                            Three months ended   Three months ended    Nine months ended    Nine months ended
                                            September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                                            ---------------------------------------------------------------------------------
Interest income
  Loans, including related fees                $   941,235              $   555,424          $ 2,467,330          $ 1,110,060
  Taxable securities                               129,806                   23,728              288,607               26,418
  Other                                             13,687                   25,842               39,001              115,837
                                            ---------------------------------------------------------------------------------
                                                 1,084,728                  604,994            2,794,938            1,252,315
Interest expense
  Deposits                                         464,351                  273,326            1,206,624              497,871
  Other                                             11,198                        -               36,544                    -
                                            ---------------------------------------------------------------------------------
                                                   475,549                  273,326            1,243,168              497,871

Net interest income                                609,179                  331,668            1,551,770              754,444

Provision for loan losses                          (82,000)                 (60,000)            (221,000)            (160,000)
                                            ---------------------------------------------------------------------------------

Net interest income after provision for loan
losses                                             527,179                  271,668            1,330,770              594,444

Non-interest income
  Service charges on deposit accounts               18,580                   10,078               42,767               18,698
  Net realized gains/(losses) on securities          5,409                        -                5,409                    -
  Brokerage fees on mortgage loans
  originated for sale                              176,818                   84,488              440,539              119,450
  Other                                              9,092                    4,322               26,323                9,338
                                            ---------------------------------------------------------------------------------
     Total operating income                        209,899                   98,888              515,038              147,486

Non-interest expenses
  Salaries and employee benefits                   288,386                  218,966              822,122              545,129
  Occupancy and equipment                           67,739                   64,889              201,721              181,798
  Legal and professional                            21,645                   17,901               75,401               36,063
  Data processing                                   30,949                   24,158               89,886               71,172
  Advertising                                       19,729                   13,000               68,029               39,000
  Directors' fees                                   13,200                   13,000               39,600               39,000
  Other                                             61,621                   37,787              173,436              103,369
                                            ---------------------------------------------------------------------------------
        Total operating expenses                   503,269                  389,701            1,470,195            1,015,531
                                            ---------------------------------------------------------------------------------

Income/(loss) before income taxes                  233,809                  (19,145)             375,613             (273,601)

Income taxes                                             -                        -                    -                    -
                                            ---------------------------------------------------------------------------------

Net income/(loss)                              $   233,809              $   (19,145)         $   375,613          $  (273,601)
                                            =================================================================================
Net income/(loss) per share
 Basic                                         $      0.26              $     (0.02)         $      0.42          $     (0.30)
                                            =================================================================================
 Diluted                                       $      0.26              $     (0.02)         $      0.41          $     (0.30)
                                            =================================================================================
                                            ---------------------------------------------------------------------------------
Comprehensive income/(loss)                    $  310,721               $     6,880          $   530,718          $  (246,645)
                                            ---------------------------------------------------------------------------------

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                EQUITY/(DEFICIT)
              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)



                                                              Accumulated
                                                                 Other
                                   Common       Accumulated   Comprehensive   Treasury
                                    Stock         Deficit     Income/(Loss)     Stock       Total
                                  -------------------------------------------------------------------
Balance January 1, 2002           $ 8,594,628   $  (985,080)  $     (47,575)  $ (26,200)  $ 7,535,773

Purchase of treasury stock                  -             -               -      (8,275)       (8,275)

Comprehensive income:
   Net income                               -       375,613               -           -       375,613
   Change in net unrealized
    gain/(loss)                             -             -         155,105           -       155,105
                                                                                          -----------
Total comprehensive income                                                                    530,718

 Retirement of treasury stock         (26,200)            -               -      26,200             -
                                  -------------------------------------------------------------------
                                  -------------------------------------------------------------------
Balance September 30, 2002        $ 8,568,428   $  (609,467)  $     107,530   $  (8,275)  $ 8,058,216
                                  -------------------------------------------------------------------
                                  -------------------------------------------------------------------

Balance January 1, 2001           $ 8,594,628   $  (628,688)  $           -   $       -   $ 7,965,940

Comprehensive income:
   Net loss                                 -      (273,601)              -           -      (273,601)
   Change in net unrealized
    gain/(loss)                             -             -          26,956           -        26,956
                                                                                          -----------
Total comprehensive income                  -             -               -           -      (246,645)
                                  -------------------------------------------------------------------
                                  -------------------------------------------------------------------
Balance September 30, 2001        $ 8,594,628   $  (902,289)  $      26,956   $       -   $ 7,719,295
                                  -------------------------------------------------------------------

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

                                                                Nine months ended     Nine months ended
                                                                September 30, 2002    September 30, 2001
                                                                ------------------    ------------------
Cash flows from operating activities
      Net income/(loss)                                         $          375,613    $         (273,601)
      Adjustments to reconcile net income/(loss) to net cash
      from operating activities
       Depreciation and amortization                                        70,302                60,961
       Provision for loan losses                                           221,000               160,000
       Net amortization of securities                                      114,038                     -
       Net realized gain/(loss) on sale of securities                       (5,409)                    -
       Net change in assets and liabilities:
          Accrued interest receivable and other assets                    (117,696)             (216,199)
          Accrued interest payable and other liabilities                    86,696               123,890
                                                                ------------------    ------------------
             Net cash from operating activities                            744,544              (144,949)


Cash flows from investing activities
       Purchases of securities                                          (9,634,529)           (2,713,544)
       Proceeds from securities sold                                       513,750                     -
       Proceeds from securities matured/called/paid                      1,663,950                     -
       Purchase of FHLB Stock                                             (150,000)              (25,000)
       Loans made to customers, net of payments collected              (17,975,282)          (22,617,494)
       Purchase of premises and equipment                                  (32,943)             (147,744)
                                                                ------------------    ------------------
             Net cash from investing activities                        (25,615,054)          (25,503,782)

Cash flows from financing activities
       Net change in deposit accounts                                   23,889,581            25,756,077
       Proceeds from FHLB advances                                       1,500,000                     -
       Repurchase of common stock                                           (8,275)                    -
                                                                ------------------    ------------------
             Net cash from financing activities                         25,381,306            25,756,077
                                                                ------------------    ------------------

Net change in cash and cash equivalents                                    510,796               107,346

Cash and cash equivalents at beginning of period                         3,056,528             3,337,981
                                                                ------------------    ------------------

Cash and cash equivalents at end of period                      $        3,567,324    $        3,445,327
                                                                ==================    ==================

See accompanying notes.



                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               September 30, 2002

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

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

2.  Earnings Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding during the periods which were 899,368 and 899,651 for the three and nine months ended September 30, 2002 and 902,000 for the three and nine months ended September 30, 2001. Diluted earnings per share are computed assuming that dilutive stock options outstanding are exercised and the proceeds were used entirely to reacquire shares at the periods' average price. For three and nine months ended September 30, 2002, this would result in an additional 11,707 and 16,801 shares outstanding and weighted average diluted shares of 911,075 and 916,452. There were no options outstanding during the first nine months of 2001.

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

The book value per share of Lafayette's nonvoting common shares at September 30, 2002, was $8.96, compared to $8.37 at December 31, 2001.

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

SUMMARY OPERATING RESULTS

Lafayette recorded net income of $234,000 and $376,000 for the three and nine months ended September 30, 2002 compared to net losses of $19,000 and $274,000 for the same periods in 2001. Increased net interest income and fee income from mortgage loan sales more than offset the increase in non-interest expenses. Lafayette continues to grow in total assets and virtually all categories of income and expense have increased as a result of that growth.

INTEREST INCOME

Interest income for the three and nine months ended September 30, 2002 was $1,085,000 and $2,795,000 compared to $605,000 and $1,252,000 for the same periods in 2001. Loan income, including fees, was $941,000 and $2,467,000 for the three and nine months ended September 30, 2002 compared to $555,000 and $1,110,000 for the same periods in 2001. The increase reflects growth in total loans outstanding. Interest income from taxable securities was $130,000 and $289,000 for the three and nine months ended September 30, 2002, and $24,000 and $26,000 for the three and nine months ended September 30, 2001. No taxable securities were purchased until the second quarter of 2001. Therefore, a meaningful comparison between periods is not possible. Other interest income for the three and nine months ended September 30, 2002 was $14,000 and $39,000, compared to $26,000 and $116,000 for the same periods in 2001, and came primarily from Federal Funds sold. The decrease in other interest income is associated with a decrease in average Federal Funds sold as the bank invests in high-quality U. S. government agency and mortgage-backed securities.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2002, was $476,000 and $1,243,000 compared to interest expense for the three and nine months ended September 30, 2001, of $273,000 and $498,000. For the three and nine months ended September 30, 2002, interest expense on deposits was $464,000 and $1,207,000, compared to $273,000 and $498,000 for the same periods in 2001, reflecting growth in interest-bearing deposits. Interest expense on borrowings for the three and nine months ended September 30, 2002 was $11,000 and $37,000. For the three and nine months ended September 30, 2001, interest expense on borrowings was $0. Borrowings were from the Federal Home Loan Bank.

NET INTEREST INCOME

Net interest income increased to $609,000 and $1,552,000 for the three and nine months ended September 30, 2002 compared to $332,000 and $754,000 for the three and nine months ended September 30, 2001. This increase was driven by the growth in volume of average earning assets and interest bearing liabilities.

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

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. The analysis of the allowance for loan losses includes the allocation, when needed, of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions and our analysis of the portfolio, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance at September 30, 2002 was $581,000 or 1.09% of loans compared to $360,000 or 1.02% of total loans, at December 31, 2001.

NON-INTEREST INCOME

Total non-interest income was $210,000 and $515,000 for the three and nine months ended September 30, 2002 and $99,000 and $147,000 for the same periods in 2001. Service charges on deposit accounts were $19,000 and $43,000 for the three and nine months ended September 30, 2002, compared to $10,000 and $19,000 for the same periods in 2001 with increases primarily due to volume. Brokerage fees on mortgage loans originated for sale for the three and nine months ended September 30, 2002 were $177,000 and $441,000, compared to $84,000 and $119,000 for the same periods in 2001. These fees are earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties and have increased primarily due to increases in volume in the favorable rate environment and expansion of operations.

NON-INTEREST EXPENSES

Total non-interest expense for the three and nine months ended September 30, 2002, was $503,000 and $1,470,000, compared to $390,000 and $1,016,000 for the same periods in 2001. For the three and nine months ended September 30, 2002, salary and employee benefits expenses were $288,000 and $822,000. Salary and employee benefit expenses for the three and nine months ended September 30, 2001, were $219,000 and $545,000. This increase was associated with an increase in staff as the bank has grown. Occupancy and equipment expenses were $68,000 and $202,000 for the three and nine months ended September 30, 2002 and $65,000 and $182,000 for the same periods in 2001 with increases associated with growth. Legal and professional fees for the three and nine months ended September 30, 2002 were $22,000 and $75,000, compared to $18,000 and $36,000 during the same periods in 2001 and have increased due to additional services and increased fees resulting from overall growth. Data processing expenses are volume driven and were $31,000 and $90,000 for the three and nine months ended September 30, 2002, compared to $24,000 and $71,000 during the same periods in 2001. Other expenses for the three months ended September 30, 2002 were $62,000 and $173,000. For the three and nine months ended September 30, 2001, other expenses were $38,000 and $103,000. Other expenses include supplies, postage, insurance and services required for ongoing operations and have increased due to expanded operations.

INCOME TAXES

Lafayette has recorded a cumulative net operating loss of $609,000 since inception. No tax benefit has been recorded and a valuation allowance reduces the deferred tax asset to $0.

BALANCE SHEET

Total assets were $69,913,000 at September 30, 2002 and $43,914,000 at December 31, 2001. Cash and cash equivalents were $3,567,000 at September 30, 2002, compared to $3,057,000 at December 31, 2001, an increase of $510,000 or 16.68%. Available for sale securities were $12,346,000 at September 30, 2002, and $4,842,000 at December 31, 2001. Gross loans increased from $35,387,000 at December 31, 2001, to $53,362,000 at September 30, 2002. This represents an increase of $17,975,000 or 50.80%. Loan growth is primarily associated with increases in commercial loans and loans secured by real estate.

Total liabilities were $61,854,000 at September 30, 2002 compared to $36,378,000 at December 31, 2001. Total deposits at September 30, 2002, were $59,104,000 compared to $35,215,000 at December 31, 2001, an increase of $23,889,000 or 67.84%. Noninterest-bearing deposits were $3,736,000 and $2,379,000 at September 30, 2002, and December 31, 2001, respectively, an increase of $1,357,000 or 57.04%. Interest bearing deposits increased $22,532,000 or 68.62% from $32,836,000 at December 31, 2001, to $55,368,000 at
September 30, 2002. Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

CAPITAL REQUIREMENTS

Total shareholders' equity at September 30, 2002, was $8,058,000 compared to $7,536,000 at December 31, 2001. The increase resulted from net income of $376,000 for the first nine months of 2002, less $8,000 for repurchase of common stock, and increased by unrealized gain on available-for-sale securities of $154,000.

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

At September 30, 2002, the Bank was above the well-capitalized regulatory requirements. Actual capital ratios and minimum required ratios were as follows at September 30, 2002:

                                                                          Minimum Required To Be
                                                   Minimum Required for   Well Capitalized Under
                                                          Capital           Prompt Corrective
                                          Actual     Adequacy Purposes      Action Regulations
                                          ------     -----------------    ----------------------
Total capital (to risk weighted assets)    16.9%              8%                   10%
Tier 1 capital (to risk weighted assets)   15.7%              4                     6
Tier 1 capital (to average assets)         11.6%              4                     5


Item 3. Controls and Procedures

     (a) Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Lafayette Community Bancorp's management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Act of
          1934). Based on their evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective.

     (b) Subsequent to the date of their evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that there were no significant changes in Lafayette Community Bancorp's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Neither Lafayette Community Bancorp nor its subsidiary is involved in any pending legal proceedings at this time, other than routine litigation incidental to their respective business.

Item 2. CHANGES IN SECURITIES--Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES--Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None.

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


                               LAFAYETTE COMMUNITY BANCORP


                               By: /s/ David R. Zimmerman
                                   --------------------------------------------
                                   David R. Zimmerman
                                   President and Chief Executive Officer

                               By: /s/ Dennis R. Hardwick
                                   --------------------------------------------
                                   Dennis R. Hardwick
                                   Vice President and Controller, and
                                   Principal Accounting Officer

                               DATE:  November 13, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB


I, David R. Zimmerman, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Lafayette Community Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ David R. Zimmerman
-------------------------------------
David R. Zimmerman
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
------------------------------------------------------------------------------

               CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB


I, Dennis R. Hardwick, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Lafayette Community Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Dennis R. Hardwick
------------------------------
Dennis R. Hardwick
Vice President and Controller,
Principal Accounting Officer

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