Form 10KSB
period 2002-12-31
LAFAYETTE COMMUNITY BANCORP
filed 2003-03-31
CIK 1111230

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to______

                        Commission File Number: 333-34254

                           LAFAYETTE COMMUNITY BANCORP
             (Exact name of registrant as specified in its charter)

                Indiana                                   35-2082918
   (State or Other Jurisdiction                     (IRS Employer Id. No.)
 of Incorporation or Organization)

               2 North 4th Street, Lafayette, Indiana       47901
               (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (765) 429-7200

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $4,705,000.

The aggregate market value of voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the sale price of such stock was $5.8 million as of March 27, 2003.

Shares of common stock outstanding as of March 27, 2003: 899,150.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORM 10-KSB TABLE OF CONTENTS

                                                                                                              Page
PART I

Item 1. Description of Business                                                                                 3
Item 2. Description of Property                                                                                 7
Item 3. Legal Proceedings                                                                                       7
Item 4. Submission of Matters to a Vote of Security Holders                                                     7

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters                                   7
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations                   8
Item 7. Financial Statements and Supplementary Data                                                            16
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   36

PART III

Item 9.  Directors Executive Officers Promoters and Control Persons of Lafayette                               36
Item 10. Executive Compensation                                                                                37
Item 11. Security Ownership of Certain Beneficial Owners and Management                                        38
Item 12. Certain Relationships and Related Transactions                                                        38
Item 13. Exhibits and Reports on Form 8-K                                                                      39
Item 14. Controls and Procedures                                                                               40

Signatures                                                                                                     41
Certification of Chief Executive Officer                                                                       42
Certification of Principal Accounting Officer                                                                  43
Exhibits                                                                                                       44
CEO certification pursuant to 18 U.S.C. Section 1350                                                           45
CFO certification pursuant to 18 U.S.C. Section 1350                                                           46

PART I

FORWARD-LOOKING STATEMENTS. This Form 10-KSB and future filings made by Lafayette Community Bancorp ("Lafayette") with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Lafayette or the Bank (the "Bank"), and oral statements made by executive officers of Lafayette and the Bank, include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Bank do business, (b) expectations regarding revenues, expenses, and earnings for Lafayette and the Bank, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lafayette is a one-bank holding company incorporated in January of 1999. Lafayette's primary asset is the Bank, a wholly-owned banking subsidiary, which is an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 2000 and commenced banking operations on November 1, 2000.

At December 31, 2002, Lafayette had $76,710,000 of assets, loans of $60,794,000, deposits of $62,545,000 and shareholders' equity of $8,427,000. The Bank operates from two (2) offices located in Lafayette, Indiana. As of December 31, 2002, the Bank had seventeen (17) full time employees. Lafayette has no full time employees. Lafayette is subject to regulation by the Federal Reserve Board.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of the Bank consists primarily of attracting deposits from the general public and originating commercial, residential real estate, and consumer loans. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. The Bank originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes. The Bank offers commercial loans to area businesses, in addition to new home construction loans and business lines of credit.

The principal sources of funds for the Bank's lending activities include deposits received from the general public, amortization and repayment of loans, and maturity of investment securities.

The Bank's primary source of income is interest on loans. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses, data processing expenses and other overhead expenses incurred in operation.

SOURCES OF FUNDS

Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. Proceeds from issuance of common stock in 2000 were also used as a source of funding for loan growth. However, the additional issuance of common stock is not in the short-term plans for Lafayette.

DEPOSIT ACTIVITIES

The Bank offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly.

Interest earned on money market demand deposits is compounded and credited monthly. The interest rates on these accounts are reviewed by the management of the Bank daily and adjusted as frequently as deemed necessary based on market conditions and other factors.

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

COMPETITION

The Bank faces strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as Lafayette and the Bank. Many of the financial institutions aggressively compete for business in Lafayette's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Lafayette, are larger and will be able to offer certain services that Lafayette does not currently offer, including international banking services. In addition, most of these entities have greater capital resources than Lafayette, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Lafayette.

REGULATION AND SUPERVISION OF LAFAYETTE AND THE BANK

Both Lafayette and the Bank operate in highly regulated environments and are subject to supervision and regulation by several state and federal government regulatory agencies, including the Federal Reserve Board, the FDIC, and the Indiana Department of Financial Institutions. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, government policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2002, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representations of a bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Lafayette's common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol "LFYC." As of December 31, 2002, there were approximately three hundred (300) holders of record. Included among the holders of record are investment firms with an undetermined number of clients owning Lafayette's common stock. Lafayette paid no cash dividends on the common stock during 2002, 2001 or 2000 and has paid no dividend during the first quarter of 2003. For additional information see Item 1. "Description of Business--Regulation and Supervision of Lafayette and the Bank."

The following sets forth the quarterly high and low bid price per share during 2002. These quotations reflect inter-dealer prices without retailer mark-up, mark-down or commission, and may not represent actual transactions:

                                 PERIOD LOW         PERIOD HIGH
2002 - Fourth Quarter              $10.75             $12.50
2002 - Third Quarter               $10.75             $12.50
2002 - Second Quarter              $12.00             $15.00
2002 - First Quarter               $12.00             $15.00
2001 - Fourth Quarter              $ 7.00             $12.50
2001 - Third Quarter               $ 7.00             $10.00

2001 - Second Quarter              $ 8.00             $ 9.50
2001 - First Quarter               $ 9.50             $10.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS. This Form 10-KSB and future filings made by Lafayette Community Bancorp ("Lafayette") with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Lafayette or the Bank (the "Bank"), and oral statements made by executive officers of Lafayette and the Bank, include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Bank do business, (b) expectations regarding revenues, expenses, and earnings for Lafayette and the Bank, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

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

See Note 1 of the Financial Statements, "Summary of Significant Accounting Policies," for information about accounting policies.

GENERAL

Lafayette Community Bancorp ("Lafayette") was formed in 1999 to become a registered bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary. Lafayette was initially capitalized in August 1999 and completed an initial public offering in October 2000. The Bank began operations on November 1, 2000. The Bank is the only subsidiary of Lafayette and operates as an Indiana commercial bank serving the Lafayette, Indiana, market area through the main office and one branch. As a bank holding company, Lafayette depends upon the operations of its subsidiary for the majority of its revenue and reports its results of operations on a consolidated basis with its subsidiary.

Due to the limited length of operations since the bank's inception and the rapid growth experienced during that period, it is difficult to make meaningful comparisons between the amounts outstanding at December 31, 2002, and those at the end of previous periods.

The following table presents year-end operating data for Lafayette only in 1999 and the consolidated entity at December 31, 2000, 2001 and 2002. The transition from a company in formation to an operating entity makes meaningful comparisons difficult but, essentially, Lafayette incurred significant non-interest expenses and generated no revenue prior to November 2000 as it pursued funding and regulatory approval.

                                                                                          January 29, 1999
                                                                                             (inception)
                                            Year Ended      Year Ended    Year Ended           through
                                           December 31,    December 31,  December 31,       December 31,
Income Statement Data ($'s in
thousands, except per share data)              2002            2001          2000                1999
                                               ----            ----          ----                ----
Total interest income                       $   3,982      $   1,972      $    148            $      --
Total interest expense                          1,735            819            34                    1
Net interest income                             2,247          1,153           114                   (1)
Provision for loan losses                        (321)           360            --                   --
Noninterest income                                724            313             3                   --

Noninterest expense                             2,032           1462           664                   80
Provision for income taxes                       (132)            --            --                   --
Net income/ (loss)                          $     750      $    (356)     $   (547)           $     (81)
Net income/(loss) per share                       .83      $    (.40)     $  (3.35)           $ (191.59)
Average shares                                899,524        901,922       163,295                  424

                                               At              At            At                At
                                           December 31,    December 31,  December 31,     December 31,
                                              2002            2001          2000              1999
Balance Sheet Data ($'s in thousands,
except per share data)
Total Assets                                $  76,710       $  43,914      $ 10,257         $     35
Loans                                          60,795          35,387         6,328               --
Demand & Savings Deposits                      28,130          10,587         1,861               --
Time Deposits                                  34,415          24,628           317               --
Shareholders' Equity                            8,427           7,536         7,966              (71)
Book Value per Share                             9.37       $    8.35      $   8.83         $ (71.24)
Equity to Asset Ratio                           10.99%          17.16%        77.66%        $(204.19%)

At December 31, 2002, Lafayette had $76,710,000 in total assets. Loans were $60,795 and $35,387 at December 31, 2002 and 2001 as the Bank experienced continued strong demand for loan products. Demand and Savings Deposits were $28,130 and $10,587 and Time Deposits were $34,415 and $24,628 at December 31, 2002 and 2001. The Bank has continued to solicit deposit accounts with competitive rates and advertising.

Bank profitability depends primarily upon the difference between income on its loans and investments and the cost of its deposits and borrowings. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid. During the initial operating period from inception to the opening of the Bank in November 2000, Lafayette incurred a small amount of interest expense related to borrowings used to fund pre-operating costs. The following table presents information about the average balance of interest earning assets and interest bearing liabilities, and the related yield or cost, for the years ended December 31, 2002 and December 31, 2001.

                                                                         Year Ended                  Year Ended
                                                                      December 31, 2002           December 31, 2001
                                                                   Average/        Yield/         Average/     Yield/
                                                                   Balance          Rate          Balance       Rate
Interest earning assets
   Federal funds sold and other interest earning assets           $   2,094        2.24%         $  2,700      4.74%
   Available-for-sale securities                                      9,243        4.50             1,564      5.05
   Loans                                                             47,291        7.44            21,132      8.35
                                                                  ---------        ----          --------      ----
Total interest earning assets                                     $  58,628                      $ 25,396
                                                                  =========                      ========

Interest bearing liabilities
   Interest-bearing demand, money market and savings deposits     $  17,734        2.46          $  5,024      3.18
      Time deposits                                                  30,179        4.11            12,978      5.06
      Borrowings                                                      2,350        2.46               112      1.94
                                                                  ---------                      --------
Total interest bearing liabilities                                $  50,263                      $ 18,114
                                                                  =========                      ========

                                                                                        2002                    2001
                                                                                        ----                    ----
Average yield on interest-earning assets                                                6.79%                   7.76%
Average rate paid on interest-bearing liabilities                                       3.45                    4.52
Net interest spread                                                                     3.34                    3.24
Net interest margin (net interest earnings divided by average
 total interest-earning assets)                                                         3.84                    4.53
Return on average assets                                                                1.23                   (1.28)
Return on average equity                                                                9.40                   (4.60)

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

                                                                   Year ended December 31,             Year ended December 31,
                                                                        2002 vs. 2001                       2001 vs. 2000
                                                               -----------------------------------------------------------------
                                                               Increase   (Decrease)   due to       Increase  (Decrease)  due to
                                                                Volume       Rate       Total        Volume      Rate      Total
Interest income attributable to:
   Loans                                                         1,966       (212)      1,754         1,714       (14)     1,700
   Securities                                                      347        (10)        337            79        --         79
   Other interest-earning assets                                   (24)       (57)        (81)          100       (54)        46
                                                               -----------------------------------------------------------------

   Total interest-earning assets                                 2,289       (279)      2,010         1,893       (68)     1,825
                                                               -----------------------------------------------------------------

Interest expense attributable to:
   Interest-bearing demand, money market and
   savings deposits                                                321        (44)        277           156        (4)       152
   Time deposits                                                   727       (144)        583           656        --        656
   Borrowings                                                       55          1          56            (9)      (14)       (23)
                                                               -----------------------------------------------------------------

   Total interest-bearing liabilities                            1,103       (187)        916           803       (18)       785
                                                               -----------------------------------------------------------------
Increase (decrease) in net interest                              1,186        (92)      1,094         1,090       (50)     1,040
                                                               =================================================================

Lafayette has experienced rapid growth in loans and deposits since inception. The effect of declining interest rates on decreasing net interest income is less than the effect of growth in volume on increasing net interest income.

Lafayette has incurred an accumulated deficit of $235,000 since inception. The net income/(loss) for the years ending December 31, 2002 and 2001 were $750,000 and ($356,000), respectively. Lafayette's operating results during the period from inception to December 31, 2000, were driven by various non-interest expenses related to completing the public offering and gaining regulatory approval during the development stage and two calendar months of banking operations at the close of the period. Losses in 2001 were primarily associated with the operating expenses of the Bank during the period in which it was growing it loan and deposit bases.

Comprehensive income/(loss) consists of net income and other comprehensive income such as unrealized gains and losses on available-for-sale securities, which are also recognized as separate components of equity. Comprehensive income/(loss) for the year ended December 31, 2002, was $900,000 compared to ($404,000) for the year ended December 31, 2001.

Interest income of $3,982,000 and $1,972,000 was recorded in 2002 and 2001, respectively. Interest income in 2002 and 2001 was primarily generated from loans, marketable securities and federal funds sold. The increase in interest income is primarily associated with the growth of the loan and marketable securities portfolios. Interest expense of $1,735,000 and $819,000 was recorded during 2002 and 2001, respectively. Interest expense is comprised of interest on deposits and borrowings from the Federal Home Loan Bank. Deposit interest expenses of $1,677,000 and $816,000 were recorded during 2002 and 2001. Interest expenses are primarily associated with the growth of interest-bearing deposit accounts as the Bank has actively solicited these deposits through competitive rates and advertising.

Non-interest income totaled $724,000 during the year ended December 31, 2002, compared to $313,000 for the year ended December 31, 2001. For the years ended December 31, 2002 and 2001, service charges earned were $63,000 and $32,000. This is related to the growth in deposits during 2002. A net realized gain of $5,000 was recorded during 2002 on the sale of available-for-sale securities. Brokerage fees on mortgage loans originated for sale were $621,000 and $246,000 for the years ended December 31, 2002 and 2001. The fees are earned when fixed rate mortgages are originated by the Bank and sold, service released, to third parties. The increase in brokerage fees is associated with continued strong demand in the real estate refinancing market throughout 2002 and the Bank also had three full-time mortgage originators throughout 2002. Other non-interest income was $34,000 and $18,000 for the years ended December 31, 2002 and 2001. Non-interest income consists primarily of automated teller machine, debit card and point-of-sale fees. The increase is primarily associated with an increase in the size of the customer base.

Non-interest expense totaled $2,032,000 for 2002 compared to $1,462,000 for 2001. The majority of this expense was for salaries and benefits that were $1,154,000 and $784,000 for 2002 and 2001, respectively. This increase reflects an increase in staffing and payments to commissioned employees as the Bank grew. Occupancy and equipment expenses were $268,000 in 2002 and $275,000 in 2001 and consisted primarily of rent, utility and operating equipment expenses. Legal and accounting fees were $98,000 in 2002 and $55,000 in 2001. These expenses consist primarily of audit and legal advisory services. The increase is primarily associated with additional costs for consulting and compliance review as the Bank has grown larger. Data processing expense of $124,000 in 2002 and 101,000 in 2001 was paid for the Bank's data processing services. Advertising expenses were 95,000 in 2002 and 61,000 in 2001. Directors' fees were $47,000 in 2002 and $45,000 in 2001. Remaining expenses of $246,000 in 2002 and $142,000 in 2001 relate to various other items such as postage, supplies and other operating expenses. The increase is primarily associated with volume-driven expenses that have increased as the Bank has grown and has more customers.

LENDING ACTIVITIES

The following table sets forth information concerning the composition of Lafayette's loan portfolio in dollar amounts and percentages as of December 31, 2002 and 2001: ($'s in thousands)

                                                    2002                       2001
                                                      Percent of                 Percent of
                                             Amount      Loans       Amount         Loans
                                            -----------------------------------------------
TYPE OF LOAN
Real Estate                                 $ 15,482      25.5%     $  7,869          22.2%
Commercial                                    39,432      64.9        25,631          72.4
Consumer                                       5,881       9.6         1,887           5.4
                                            ----------------------------------------------

Gross loans                                 $ 60,795       100%     $ 35,387           100%
                                            ==============================================

The following table gives information about the Bank's loan portfolio at December 31, 2002: ($'s in thousands)

                                            One year     Over one to          Over
                                             or less     five years        five years       Total
MATURITY DISTRIBUTION
Real Estate                                 $  6,566      $   8,055         $   861       $ 15,482
Commercial                                    28,132         10,678             622         39,432
Consumer                                         134          5,084             663          5,881
                                            ------------------------------------------------------
     Total                                  $ 34,832      $  23,817         $ 2,146       $ 60,795
                                            ======================================================

Loans maturing after one year with:
  Fixed interest rates                              $  2,213       $   1,416
  Variable interest rates                             21,604             730
                                                    ------------------------
     Total                                          $ 23,817       $   2,146
                                                    ========================

Commercial loans and leases with remaining maturities over one year consist of $2,213 with fixed interest rates and $9,515 with variable interest rates at December 31, 2002. Real estate construction loans with remaining maturities over one year consist of $0 with fixed interest rates and $0 with variable interest rates.

A loan officer's approval is required for loans up to specified amounts, and either the President, Loan Committee or the Board must approve all other loans. The Bank has established policies regarding financial statement requirements, credit verification procedures and other matters intended to minimize underwriting risk.

COMMERCIAL LENDING. Commercial loans include loans secured by commercial real estate; construction loans; and loans for business purchases, operations, inventory and lines of credit. At December 31, 2002, commercial loans totaled $22,719 or 37.4% of the Bank's total loan portfolio.

REAL ESTATE CONSTRUCTION. Real estate construction loans include loans for construction secured by real estate. These include loans for commercial, multi-family and residential construction. At December 31, 2002, real estate construction loans totaled $9,650 or 15.9% of the Bank's total loan portfolio.

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans are predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, the Bank originates adjustable rate first mortgage loans ("ARMs"), second mortgage loans and home equity lines of credit, also with adjustable rates. At December 31, 2002, the Bank's residential mortgage loans totaled $21,894 or 36.0% of the Bank's total portfolio.

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

CONSUMER LENDING. The Bank makes various types of consumer loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, and secured and unsecured personal loans. At December 31, 2002, the Bank's consumer loans totaled $6,532 or 10.7% of the Bank's total loan portfolio.

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

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. The analysis of the allowance for loan losses includes the allocation, when needed, of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions and our analysis of the portfolio, considering the fact that our focus on growth as a denovo institution makes these factors less relevant, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance at December 31, 2002 was $681,000, 1.12% of total loans. Since inception, there were no charge offs and only limited delinquent loans and no loans were placed on nonaccrual or nonperforming status.

                     Allocation of Allowance for Loan Losses
                            (in thousands of dollars)

                                                                        2002
                                                                                    Loans as
                                                      Allowance for Loan         Percentage of
                                                            Losses                Gross Loans
                                                      ------------------         -------------
Allocated allowance for loan losses

   Commercial                                             $      427                  64.9%
   Real Estate                                                    78                  25.5
   Consumer                                                       23                   9.6
                                                          ----------                ------

   Total allocated allowance for loan losses                     528                100.00%
                                                                                    ======
   Unallocated allowance for loan losses                         153
                                                          ----------

   Total allowance for loan losses                        $      681
                                                          ==========

Total allowance for loan losses at December 31, 2001, was $360,000. As the bank had completed only full year of operation, sufficient information was not available to allocate the allowance to particular categories.

SECURITIES. The bank maintains a securities portfolio consisting of high-quality U.S. government agency and mortgage-backed securities. All securities are held as available-for-sale. The bank uses its portfolio as a source of interest income and liquidity. The fair value of securities was $12,313,000 and $4,842,000 at December 31, 2002 and 2001. Further details of securities by type are provided in Note 2 of the Financial Statements. Securities may be pledged as collateral for borrowing from the Federal Home Loan Bank, or for other purposes.

The weighted average yields and maturity distribution (1) for debt securities portfolio (in thousands of dollars) at December 31, 2002, were as follows:


                                                                     After One Year    After Five Year
Securities available for sale:                                         Within Five     Within Ten Years      Over Ten
                                                 Within One Year          Years                               Years
                                                 ---------------     --------------    ----------------       -----
Government agencies and corporations
   Market value                                    $    2,391          $      965           $    0            $    0
   Yield                                                 4.39%               4.13%               0                 0

Mortgage-backed securities
   Market value                                             0               4,141            3,371             1,445
   Yield                                                    0                4.66%            5.51%             4.97%
                                                   ----------          ----------           ------            ------

Total debt securities available for sale:
   Market value                                    $    2,391          $    5,106            3,371             1,445
   Yield                                                 4.39%               4.56%            5.51%             4.97%
                                                   ==========          ==========           ======            ======

(1) The maturity distribution of mortgage-backed securities was based on the average life at the projected speed.

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

Certificates of deposit were a significant source of funds during 2002. The Bank was able to attract deposits in the local market during 2002 by offering competitive rates and special products. Depository institution certificates of deposit typically are for amounts not exceeding $100,000. At December 31, 2002, total certificates of deposit were $34,326,000, of which $4,200,000, or 12%, were obtained from third-party brokers, and $6,828,000, or 20%, were obtained from depository institutions.

At December 31, 2002, the Bank had certificates of deposit of $100,000 or more totaling $7,200,000.

The average daily deposits (in thousands) for the years ended December 31, 2002 and 2001, and the average rates paid on those deposits are summarized in the following table:

                                                                        2002                              2001
                                                                        ----                              ----
                                                                                               Average
                                                           Average Daily     Average Rate       Daily       Average Rate
                                                              Balance           Paid           Balance          Paid
                                                           -------------     ------------      -------      ------------
Non-interest bearing demand deposits                         $   2,570           0.00%         $ 1,338          0.00%

Interest-bearing demand deposits                                 4,461           1.66%           3,973          3.14%

Savings accounts                                                13,273           2.74%           1,051          3.33%

Time deposits                                                   30,179           4.11%          12,978          5.07%

Total deposits                                               $  50,483           3.32%         $19,340          4.23%

BORROWING ACTIVITIES

The Bank also uses borrowing from the Federal Home Loan Bank as a source of liquidity and to meet temporary funding needs. Borrowings are collateralized by securities of the Bank pledged to the Federal Home Loan Bank. As discussed in
Note 6 of Notes to the Financial Statements, borrowings may be fixed or variable rate, and interest is paid monthly. The following presents information about FHLB borrowings (in thousands of dollars):

                                                                         2002                2001
                                                                         ----                ----
Outstanding at year end                                              $ 5,550,000         $  1,000,000

Approximate average interest rate at year end                               1.94%                1.93%

Highest amount outstanding as of any month end during the
year                                                                   5,550,000            1,000,000

Approximate average interest rate during the year                           2.16%                1.93%

ASSET/LIABILITY MANAGEMENT

The management of the Bank has adopted asset/liability management policies in an attempt to reduce the susceptibility of the Bank's net interest spread to the adverse impact of volatile interest by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The balance between maturity of assets and maturity of liabilities is measured by the interest-rate gap and evaluated through the use of projections under various interest rate change scenarios. The Bank has employed an outside consultant to assist in asset/liability measurement and management. At December 31, 2002, the Bank's interest sensitive assets ($74.2 million) exceed its interest bearing liabilities ($64.6 million) as the assets on the balance sheet are supported by equity.

The following table sets forth the amounts of Lafayette's interest-earning assets and interest-earning liabilities outstanding at December 31, 2002, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms for fixed-rate assets or liabilities, including securities, and in accordance with the earliest repricing dates for variable-rate assets or liabilities. This table does not necessarily indicate the impact of general interest rate movements on Lafayette's net interest income because the repricing of certain categories or assets and liabilities is subject to the interest rate environment, competition and other factors beyond Lafayette's control. As a result, certain assets and liabilities may in fact mature, be called, or reprice at different times and in different volumes than indicated: ($'s in thousands)

                                  0 to 90 days      91 to 365 days     1 to 3 years      Over 3 years        Total
                                  ----------------------------------------------------------------------------------
Interest earning assets:
  Loans                            $   23,410         $   11,571        $   20,135        $   5,679        $  60,795
  Federal funds sold                      800                 --                --               --              800
  Securities, including Federal
  Home Loan Bank Stock                    278                492                --           11,820           12,590
                                   ---------------------------------------------------------------------------------
Total                                  24,488             12,063            20,135           17,499           74,185

Interest-bearing liabilities:
  Interest-bearing demand and
  savings deposits                     24,690                 --                --               --           24,690
  Time deposits                         6,194             14,753            10,158            3,221           34,326
  Other borrowing                       1,750              3,050               750               --            5,550
                                   --------------------------------------------------------------------------------
Total                              $   32,634         $   17,803        $   10,908        $   3,221        $  64,566
                                   =================================================================================
Interest-earning assets less
Interest-bearing liabilities       $   (8,146)        $   (5,740)       $    9,227        $  14,278
                                   =================================================================================
Cumulative interest-rate
sensitivity gap                    $   (8,146)        $  (13,886)       $   (4,659)       $   9,619
                                   =================================================================================
Cumulative interest-rate gap
as a percentage of total
interest-earning assets                (10.98)%           (18.72)%           (6.28)%          12.97%
                                   =================================================================================

This table illustrates the difference in repricing (gap) of interest-earning assets and interest-bearing liabilities over specified periods and cumulatively. Generally, a positive gap is associated with an increase in net interest margin as interest rates rise, and a negative gap is associated with an increase in net interest margin as interest rates fall, and vice versa. An important measurement of gap occurs concerning assets or liabilities maturing or repricing in one year or less. The cumulative gap through one year indicates a falling net interest margin should rates increase. Interest-bearing demand and savings deposits are shown as part of the earliest maturities, but while these accounts may be repriced at any time, the Bank does not expect that most of the funds will be withdrawn, thus lessening the impact of an interest rate change.

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

As shown in the Consolidated Statements of Cash Flows, cash of $1,004,000 was received from operating activities and derived primarily from net cash income. Cash flows from investing activities of $33,107,000 is comprised of the uses of cash received from operating and financing activities, of which the primary uses have been lending and purchase of securities. Cash flows from financing activities of $31,871,000 is comprised of the sources of funding, of which the primary sources are customer deposits and borrowing from the Federal Home Loan Bank to meet liquidity needs and to fund loan demand.

At December 31, 2002, commitments to fund loans were $1,428,000 and available balances on lines of credit totaled 8,425,000. Letters of credit totaled $52,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon the ability to borrow funds from the FHLB and the Bank's favorable liquidity ratio.

CAPITAL ADEQUACY

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The most restrictive capital adequacy requirement in place during 2002 was from the agreement with the FDIC in conjunction with the approval for deposit insurance. It required that a minimum total capital to risk weighted assets ratio of 8% be maintained for the first three years of operation. The Bank's corresponding capital ratio at December 31, 2002, was 15.5%.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS

     CONSOLIDATED STATEMENTS OF OPERATIONS

     CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Lafayette Community Bancorp
Lafayette, Indiana

We have audited the accompanying consolidated balance sheets of Lafayette Community Bancorp as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lafayette Community Bancorp as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                             Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 22, 2003

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                                      2002                 2001
                                                                                      ----                 ----
ASSETS
Cash and due from banks                                                          $    2,023,715        $  1,596,528
Federal funds sold                                                                      800,000           1,460,000
                                                                                 --------------        ------------
     Cash and cash equivalents                                                        2,823,715           3,056,528
Securities available for sale                                                        12,313,479           4,842,295
Loans, net of allowance ($681,000 and $360,000)                                      60,113,628          35,026,693
Federal Home Loan Bank stock, at cost                                                   277,500              50,000
Premises and equipment, net                                                             540,093             577,235
Accrued interest receivable and other assets                                            641,866             361,078
                                                                                 --------------        ------------

                                                                                 $   76,710,281        $ 43,913,829
                                                                                 ==============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Non-interest bearing deposits                                               $    3,529,410        $  2,378,936
     Interest bearing deposits                                                       59,015,898          32,835,870
                                                                                 --------------        ------------
         Total deposits                                                              62,545,308          35,214,806
     Federal Home Loan Bank advances                                                  5,550,000           1,000,000
     Accrued expenses payable and other liabilities                                     188,273             163,250
                                                                                 --------------        ------------
         Total liabilities                                                           68,283,581          36,378,056

Shareholders' equity
     Common stock, no par value:  10,000,000 shares authorized;
       2002 - 899,900 and 2001 - 902,000 shares issued;
       2002 - 899,150 and 2001 - 899,900 shares outstanding                           8,568,428           8,594,628
     Accumulated deficit                                                               (235,342)           (985,080)
     Accumulated other comprehensive income/(loss)                                      103,139             (47,575)
     Treasury stock, at cost; 2002 - 750 and 2001 - 2,100  shares                        (9,525)            (26,200)
                                                                                 --------------        ------------
         Total shareholders' equity                                                   8,426,700           7,535,773
                                                                                 --------------        ------------

                                                                                 $   76,710,281        $ 43,913,829
                                                                                 ==============        ============

                             See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2002 and 2001

                                                                                      2002                 2001
                                                                                      ----                 ----
                                 INTEREST INCOME
     Loans, including related fees                                               $    3,519,202        $  1,764,575
     Taxable securities                                                                 416,225              78,943
     Other                                                                               46,446             128,055
                                                                                 --------------        ------------
                                                                                      3,981,873           1,971,573

INTEREST EXPENSE
     Deposits                                                                         1,677,000             816,409
     Other                                                                               57,717               2,178
                                                                                 --------------        ------------
                                                                                      1,734,717             818,587

NET INTEREST INCOME                                                                   2,247,156           1,152,986

Provision for loan losses                                                               321,000             360,000
                                                                                 --------------        ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   1,926,156             792,986

Non-interest income
     Service charges on deposit accounts                                                 63,459              31,740
     Net realized gains on securities                                                     5,409              17,468
     Brokerage fees on mortgage loans
       originated for sale                                                              621,023             245,568
     Other                                                                               33,655              17,756
                                                                                 -------------         ------------
                                                                                        723,546             312,532
Non-interest expenses
     Salaries and employee benefits                                                   1,154,418             784,141
     Occupancy and equipment                                                            268,041             244,173
     Legal and professional fees                                                         98,019              54,998
     Data processing                                                                    123,660             100,725
     Advertising                                                                         95,029              61,000
     Directors fees                                                                      47,000              45,000
     Other                                                                              245,797             171,873
                                                                                 --------------        ------------
         Total operating expenses                                                     2,031,964           1,461,910
                                                                                 --------------        ------------
INCOME/(LOSS) BEFORE INCOME TAXES                                                       617,738            (356,392)

Income tax benefit                                                                     (132,000)                  -
                                                                                 --------------        ------------

NET INCOME/(LOSS)                                                                $      749,738        $   (356,392)
                                                                                 ==============        ============

Basic earnings/(loss) per share                                                  $          .83        $       (.40)
                                                                                 ==============        ============

Diluted earnings/(loss) per share                                                $          .82        $       (.40)
                                                                                 ==============        ============

                             See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2002 and 2001

                                                                           Accumulated
                                                                              Other
                                           Common        Accumulated      Comprehensive     Treasury
                                           Stock           Deficit        Income/(Loss)       Stock          Total
                                           ------        -----------      -------------     --------         -----
BALANCE JANUARY 1, 2001                 $  8,594,628     $ (628,688)        $       -       $       -     $ 7,965,940

Purchase of 2,100 shares of
  treasury stock                                                                              (26,200)        (26,200)
Comprehensive loss
     Net loss                                              (356,392)                                         (356,392)
     Change in net unrealized
       gain/(loss) on securities
       available for sale, net                                                (47,575)                        (47,575)
                                                                                                          -----------
Total comprehensive loss                                                                                     (403,967)
                                        ------------     ----------         ---------       ---------     -----------

BALANCE DECEMBER 31, 2001                  8,594,628       (985,080)          (47,575)        (26,200)      7,535,773

Retirement of treasury stock                 (26,200)                                          26,200               -
Purchase of 750 shares of
  treasury stock                                                                               (9,525)         (9,525)
Comprehensive income
     Net income                                             749,738                                           749,738
     Change in net unrealized
       gain/(loss) on securities
       available for sale, net                                                150,714                         150,714
                                                                                                          -----------
Total comprehensive income                                                                                    900,453
                                        ------------     ----------         ---------       ---------     -----------

BALANCE DECEMBER 31, 2002               $  8,568,428     $ (235,342)        $ 103,139       $  (9,525)    $ 8,426,700
                                        ============     ==========         =========       =========     ===========

                             See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001

                                                                                      2002              2001
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss)                                                             $    749,738      $   (356,392)
    Adjustments to reconcile net income/(loss) to net
      cash from operating activities
       Depreciation and amortization                                                    94,550            83,383
       Provision for loan losses                                                       321,000           360,000
       Net amortization of securities                                                  167,201            17,407
       Net realized (gain)/loss on sale of securities                                   (5,409)          (17,468)
       Change in assets and liabilities:
          Accrued interest receivable and other assets                                (348,438)         (276,810)
          Accrued interest payable and other liabilities                                25,023            50,497
                                                                                  ------------      ------------
              Net cash from operating activities                                     1,003,665          (139,383)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of securities                                                        (11,179,277)       (6,487,846)
    Proceeds from securities sold                                                      513,750         1,022,788
    Proceeds from securities matured/called/repaid                                   3,250,915           575,249
    Purchase of FHLB stock                                                            (227,500)          (50,000)
    Loans made to customers, net of payments collected                             (25,407,935)      (29,059,010)
    Purchase of premises and equipment                                                 (57,408)         (153,588)
                                                                                  ------------      ------------
              Net cash from investing activities                                   (33,107,455)      (34,152,407)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                  27,330,502        33,036,537
    Proceeds from FHLB advances                                                      5,550,000         1,000,000
    Repayment of FHLB advances                                                      (1,000,000)                -
    Repurchase of common stock                                                          (9,525)          (26,200)
                                                                                  ------------      ------------
       Net cash from financing activities                                           31,870,977        34,010,337
                                                                                  ------------      ------------

Net change in cash and cash equivalents                                               (232,813)         (281,453)

Cash and cash equivalents at beginning of period                                     3,056,528         3,337,981
                                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  2,823,715      $  3,056,528
                                                                                  ============      ============
Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest                                                                   $  1,730,554      $    681,667
       Income taxes                                                                          -                 -

                             See accompanying notes.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Business: The consolidated financial statements include the accounts of Lafayette Community Bancorp (Corporation) and its wholly-owned subsidiary, Lafayette Community Bank (Bank), after elimination of significant intercompany transactions and accounts.

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

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

                                  (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                                   2002               2001
                                                                                   ----               ----
Net income/(loss) as reported                                                   $  749,738        $  (356,392)
Deduct: Stock-based compensation expense
  determined under fair value based method                                          16,523            136,800
                                                                                ----------        -----------
Pro forma net income                                                               733,215           (493,192)

Basic earnings/(loss) per share as reported                                            .83               (.40)
Pro forma basic earnings/(loss) per share                                              .82               (.55)

Diluted earnings/(loss) per share as reported                                          .82               (.40)
Pro forma diluted earnings/(loss) per share                                            .81               (.55)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date (no options were granted in 2002).

                                                                                  2002                 2001
                                                                                  ----                 ----
Risk-free interest rate                                                             -%              4.88%
Expected option life                                                                -                  7 years
Expected stock price volatility                                                     -                  -
Dividend yield                                                                      -%                 -%

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and is recognized as a separate component of equity.

                                  (Continued)

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

Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, banking.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

                                  (Continued)

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gains and losses recognized in other comprehensive income (loss) at year end were as follows:

                                                                                        Gross         Gross
                                                                       Fair          Unrealized    Unrealized
                                                                       Value            Gains        Losses
                                                                       -----         ----------    ----------
2002
     U.S. Government agencies                                      $   3,356,021     $   63,193    $        -
     Mortgage-backed                                                   8,957,458        109,003        (1,407)
                                                                   -------------     ----------    ----------

                                                                   $  12,313,479     $  172,196    $   (1,407)
                                                                   =============     ==========    ==========
2001
     U.S. Government agencies                                      $   1,360,248     $   14,842    $  (11,569)
     Mortgage-backed                                                   3,482,047              -       (50,848)
                                                                   -------------     ----------    ----------

                                                                   $   4,842,295     $   14,842    $  (62,417)
                                                                   =============     ==========    ==========

The fair value of securities available for sale, by contractual maturity, at December 31, 2002 were as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalty.

Due in one year or less                                                                    $    2,391,151
Due after one year through five years                                                             964,870
Mortgage-backed                                                                                 8,957,458
                                                                                           --------------
                                                                                           $   12,313,479
                                                                                           ==============

At December 31, 2002 and 2001 securities carried at $12,313,479 and $4,842,295, were pledged to secure FHLB advances and for other purposes.

Gross gains realized on sales of securities during 2002 and 2001 were $5,409 and $17,468.

                                  (Continued)

NOTE 3 - LOANS

Total loans are comprised of the following:

                                                                          2002             2001
                                                                          ----             ----
Real estate                                                           $ 15,481,806     $   7,869,036
Commercial                                                              39,431,705        25,631,177
Consumer                                                                 5,881,117         1,886,480
                                                                      ------------     -------------
                                                                        60,794,628        35,386,693
Less: allowance for loan losses                                           (681,000)         (360,000)
                                                                      ------------     -------------

                                                                      $ 60,113,628     $  35,026,693
                                                                      ============     =============

Certain directors, executive officers and shareholders of the Company and the Bank, including their families and companies in which they are the principal owners, were customers of and had transactions with the Bank. Total loans to these persons were $1,866,219 and $3,511,408 at December 31, 2002 and 2001. During 2002, new loans and advances on lines of credit to these individuals totaled $2,630,567, repayments totaled $3,208,215 and balances sold as participations totaled $1,067,541.

An analysis of the allowance for loan losses is as follows:

                                                                                2002          2001
                                                                                ----          ----
Balance at beginning of year                                                 $  360,000    $        -
Provision for loan losses                                                       321,000       360,000
Loans charged-off                                                                     -             -
Recoveries                                                                            -             -
                                                                             ----------    ----------

Balance at end of year                                                       $  681,000    $  360,000
                                                                             ==========    ==========

No loans were designated as impaired at December 31, 2002 and 2001, nor were any loans so designated during the years then ended. No loans were considered non-performing, either on non-accrual or delinquent greater than 90 days, at December 31, 2002 and 2001.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                                2002          2001
                                                                                ----          ----
Furniture and equipment                                                      $  530,403    $  481,036
Leasehold improvements                                                          199,808       191,767
                                                                             ----------    ----------
    Total                                                                       730,211       672,803
Accumulated depreciation                                                        190,118)      (95,568)
                                                                             ----------    ----------

                                                                             $  540,093    $  577,235
                                                                             ==========    ==========

                                  (Continued)

NOTE 5 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $7,199,130 and $6,874,403 at December 31, 2002 and 2001.

At year-end 2002, scheduled maturities of time deposits were as follows:

2003                                          $    19,871,698
2004                                                7,535,154
2005                                                2,640,570
2006                                                  581,907
2007                                                3,697,137
                                              ---------------
                                              $    34,326,466
                                              ===============


Time deposits originated from outside the geographic area, generally through brokers or internet based deposit gathering services, totaled $11,028,000 and $11,675,000 at December 31, 2002 and 2001.

Deposits from principal officers, directors and their affiliates at year-end 2002 and 2001 were $3,381,000 and $2,102,000.

NOTE 6 - BORROWINGS

FHLB advances are due at maturity and generally cannot be prepaid without penalty. They are secured by a pledge of securities held at the Federal Home Loan Bank. Interest is payable monthly. At December 31, 2002, variable rate advances totaled $4,550,000 with an interest rate of 1.33% at December 31, 2002 and maturity dates ranging from March 5, 2003 through June 30, 2003; and fixed rate advances totaled $1,000,000 with interest rates ranging from 2.64% to 4.22%, averaging 3.48%, and maturity dates ranging from February 25, 2003 to February 28, 2005.

Maturities over the next five years are:

2003                                              $     4,800,000
2004                                                      500,000
2005                                                      250,000
                                                  ---------------
                                                  $     5,550,000
                                                  ===============

                                  (Continued)

NOTE 7 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                                                                2002          2001
                                                                                ----          ----
Current                                                                      $   29,965    $        -
Deferred                                                                        192,296      (104,000)
Change in valuation allowance                                                   354,261)      104,000
                                                                             ----------    ----------

    Total                                                                    $ (132,000)   $        -
                                                                             ==========    ==========

Effective tax rates differ from federal statutory rates applied to pre-tax income due to the following.

                                                                                2002          2001
                                                                                ----          ----
Federal statutory rate (34%) times pre-tax
  income                                                                     $  210,031    $ (121,173)
Effect of:
    Change in valuation allowance                                               354,261)      104,000
    State taxes, net of federal benefit                                          33,191       (11,004)
    Other, net                                                                  (20,961)       28,177
                                                                             ----------    ----------

    Total                                                                    $ (132,000)   $        -
                                                                             ==========    ==========

Year-end deferred tax assets and liabilities were due to the following.

                                                                                2002          2001
                                                                                ----          ----
   Deferred tax assets:
   Allowance for loan losses                                                 $  237,465    $  122,653
   Net operating loss carryforward                                                    -       178,523
   Deferred loan fees                                                            18,592        11,496
   Start-up expenses                                                            113,992       159,156
   Other                                                                         10,253         1,267
                                                                             ----------    ----------
                                                                                380,302       473,095
Deferred tax liabilities:
   Accumulated depreciation                                                      63,704        40,526
   Net unrealized appreciation on
     securities available for sale                                               67,650             -
   Cash basis tax accounting                                                    154,633        78,308
                                                                             ----------    ----------
                                                                                285,987       118,834

Valuation allowance on deferred tax assets                                            -      (354,261)
                                                                             ----------    ----------
Net deferred tax asset                                                       $   94,315    $        -
                                                                             ==========    ==========

                                  (Continued)

At December 31, 2001, the Corporation had a net deferred tax asset of $354,261, which was reduced to $0 by a valuation allowance. During 2002, the Corporation generated sufficient income to fully utilize all existing net operating loss carryforwards and eliminate the need for a valuation allowance.

NOTE 8 - BENEFIT PLANS

The Corporation sponsors a 401-k retirement plan for all of its employees. The matching of a portion of employee contributions to the plan is determined annually, by the Board of Directors. The match for 2002 and 2001 was 50% of the first 6%. Contributions accrued and charged to operations in 2002 and 2001 were $25,155 and $8,425.

NOTE 9 - EARNINGS PER SHARE

The following illustrates the computation of basic and diluted earnings per share.

                                                                                2002          2001
                                                                                ----          ----
BASIC EARNINGS/(LOSS) PER SHARE
     Net income/(loss)                                                       $  749,738    $ (356,392)
     Weighted average shares outstanding                                        899,524       901,922
                                                                             ----------    ----------

         Basic earnings/(loss) per share                                     $      .83    $     (.40)
                                                                             ==========    ==========
DILUTED EARNINGS/(LOSS) PER SHARE
     Net income/(loss)                                                       $  749,738    $ (365,392)

     Weighted average shares outstanding                                        899,524       901,922
     Dilutive effects of assumed exercises of stock options                      10,345             -
                                                                             ----------    ----------
     Diluted average shares outstanding                                         909,869       901,922
                                                                             ----------    ----------

         Diluted earnings/(loss) per share                                   $      .82    $     (.40)
                                                                             ==========    ==========

                                  (Continued)

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

At year end 2002 and 2001, the Bank was well-capitalized. Actual capital levels and minimum required levels were (in 000's):

                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                       Minimum Required         Capitalized Under
                                                                         For Capital            Prompt Corrective
                                                  Actual              Adequacy Purposes         Action Regulations
                                                  ------              -----------------         ------------------
                                            Amount       Ratio        Amount      Ratio         Amount       Ratio
                                            ------       -----        ------      -----         ------       -----
2002
Total capital (to risk weighted assets)    $  8,436       16%        $  4,351       8%          $ 5,439       10%
Tier 1 capital (to risk weighted assets)      7,756       14            2,176       4             3,263        6
Tier 1 capital (to average assets)            7,756       11            2,913       4             3,641        5

2001
Total capital (to risk weighted assets)    $  7,545       23%        $  2,603       8%          $ 3,254       10%
Tier 1 capital (to risk weighted assets)      7,185       22            1,302       4             1,953        6
Tier 1 capital (to average assets)            7,185       18            1,640       4             2,050        5

Additionally, the Bank is to maintain a minimum Tier 1 capital to total assets ratio of eight percent during the Bank's first three years of operations, under an agreement entered into with regulators prior to the Bank's opening.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases its branch facilities under operating leases, which expire in 2005. Lease expense was $103,120 and $103,410 for 2002 and 2001. Future minimum lease payments are as follows:

2003                                         $     99,250
2004                                               99,250
2005                                               70,312
                                             ------------

  Total minimum lease payments               $    268,812
                                             ============

The main office is leased from a company owned by members of the Company's Board of Directors. Annual lease expense relative to this lease is $75,000 and the lease expires in 2005.

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

Off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows:

                                                                                2002               2001
                                                                                ----               ----
Unused lines of credit                                                  $      8,625,469    $    5,565,094
Commitments to make loans                                                      1,428,400           750,000
Letters of credit                                                                 52,000            51,700

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

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $75,000 at December 31, 2002 and 2001. These reserves do not earn interest.

                                  (Continued)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair values of the Corporation's financial instruments were as follows at December 31 (in thousands):

                                                       2 0 0 2                            2 0 0 1
                                                       -------                            -------
                                              Carrying          Fair            Carrying         Fair
                                                Value           Value             Value          Value
                                              --------          -----           --------         -----
Financial assets:
    Cash and cash equivalents             $      2,824    $      2,824     $       3,057    $       3,057
    Securities                                  12,313          12,313             4,842            4,842
    Loans, net                                  60,114          60,469            35,027           35,573
    Accrued interest receivable                    488             488               283              283

Financial liabilities:
    Deposits                              $    (62,545)   $    (62,625)    $     (35,215)   $     (35,559)
    Borrowings                                  (5,550)         (5,553)           (1,000)          (1,000)
    Accrued interest payable                      (144)           (144)             (140)            (140)

Fair value approximates carrying amount for all items except those described below. Fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Fair value for IRAs and time certificates of deposit are based on the rates paid at year end for new deposits, applied until maturity. Fair value of borrowings are based on the rates paid at year-end for new borrowings, applied until maturity. Fair value for off-balance-sheet loan commitments are considered nominal.

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

A summary of the Corporation's stock option activity, and related information follows:


                                                   2 0 0 2                               2 0 0 1
                                                   -------                               -------
                                                           Weighted-                             Weighted-
                                                            Average                               Average
                                                           Exercise                              Exercise
                                           Options           Price                Options          Price
                                           -------         ---------              -------        ---------
Outstanding - beginning
   of period                                  95,000     $       10.50                    -    $           -
Granted                                            -                 -               95,000            10.50
Exercised                                          -                 -                    -                -
Forfeited                                       (350)            10.50                    -                -
                                       -------------     -------------        -------------    -------------

Outstanding-end of period                     94,650     $       10.50               95,000    $       10.50
                                       =============     =============        =============    =============

Exercisable at end of period                  58,930     $       10.50               50,000    $       10.50
                                       =============     =============        =============    =============
Weighted-average fair value
  per option granted during
  the period                           $           -                          $        3.04
                                       =============                          =============

NOTE 14 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets and statements of operations and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                                       2002              2001
                                                                                       ----              ----
ASSETS
Cash                                                                              $      340,326    $       398,592
Investment in bank                                                                     7,858,965          7,137,181
Income tax asset                                                                         244,700                  -
                                                                                  --------------    ---------------

                                                                                  $    8,443,991    $     7,535,773
                                                                                  ==============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                       $       17,291    $             -
Shareholders' equity                                                                   8,426,700          7,535,773
                                                                                  --------------    ---------------

                                                                                  $    8,443,991    $     7,535,773
                                                                                  ==============    ===============

                       CONDENSED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2002 and 2001

                                                                                          2002             2001
                                                                                          ----             ----
Dividends received from subsidiary bank                                             $            -     $          -
Interest income                                                                              9,541           20,808
Operating expenses                                                                         (75,573)         (67,680)
Income tax     benefit                                                                     244,700                -
Equity in undistributed income/(loss) of bank                                              571,070         (309,520)
                                                                                    --------------     ------------

NET INCOME/(LOSS)                                                                   $      749,738     $   (356,392)
                                                                                    ==============     ============

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001


                                                                                         2002             2001
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                                              $    749,738    $      (356,392)
     Adjustments to reconcile net income/(loss) to net cash
       from operating activities
         Equity in undistributed (income)/loss of bank                                  (571,070)           309,520
         Net change in other assets                                                     (244,700)                 -
         Net change in other liabilities                                                  17,291                  -
                                                                                    ------------    ---------------
              Net cash from operating activities                                         (48,741)           (46,872)

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                                           (9,525)           (26,200)
                                                                                    ------------    ---------------
         Net cash from financing activities                                               (9,525)           (26,200)
                                                                                    ------------    ---------------

Net change in cash and cash equivalents                                                  (58,266)           (73,072)

Beginning cash and cash equivalents                                                      398,592            471,664
                                                                                    ------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    340,326    $       398,592
                                                                                    ============    ===============

NOTE 15 - OTHER COMPREHENSIVE INCOME

                                                                                     2002              2001
                                                                                     ----              ----
Unrealized holding gains (losses) on
  available-for-sale securities                                                $      223,773     $    (30,107)
Reclassification adjustments for (gains) losses later
  recognized in income                                                                 (5,409)         (17,468)
                                                                               --------------     ------------
Net unrealized gains (losses)                                                         218,364          (47,575)
Tax effect                                                                            (67,650)               -
                                                                               --------------     ------------

    Other comprehensive income/(loss)                                          $      150,714     $    (47,575)
                                                                               ==============     ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF LAFAYETTE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         David R. Zimmerman, age 44, Director of Lafayette since its organization, is President and Chief Executive Officer of Lafayette Community Bancorp and President and Chief Executive Officer of the Bank. Mr. Zimmerman was the Vice-President, Commercial Lending, when he left Lafayette Bank & Trust in 1999 to form Lafayette. Mr. Zimmerman's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2006.

         Edward Chosnek, age 56, Director of Lafayette since its organization, is senior attorney and majority owner of the Lafayette, Indiana, law firm of Pearlman & Chosnek, P.C. He currently serves as Chairman of the Board of Directors of Lafayette. Mr. Chosnek's term of office as director expires in 2005.

         John R. Basham, II, age 56, Director of Lafayette since its organization, is owner and operator of Basham Rentals, Lafayette, Indiana, and lifelong resident of Lafayette. Mr. Basham worked at Eli Lilly & Co. from 1969-97 during which time he served as Senior Environmental Control Operator. Mr. Basham's term of office as director expires in 2004.

         Donald J. Ehrlich, age 65, Director of Lafayette since its organization, is a Director of Danaher Corporation and Indiana Secondary Market Corporation. Mr. Ehrlich's present term of office as director of Lafayette expires this year and he is a nominee for re-election to Lafayette's Board of Directors, the term of which would expire in 2006.

         Steven Hogwood, age 46, Director of Lafayette since its organization, also owns and operates as a franchisee numerous fast-food restaurants in the Lafayette area. Mr. Hogwood served as Executive Director of Operations of the McDonald Corporation, Oakbrook, Illinois, from 1976-1995. Currently, Mr. Hogwood serves as a director for the Indiana Business College and Junior Achievement of White County, Indiana, and is the Chairman for Public Relations for the Indianapolis, Indiana, area. Mr. Hogwood's term of office as director expires in 2004.

         Connie L. Ehrlich, age 44, Director of Lafayette since its organization, worked at Wabash National Corporation from 1985-2001. She is retired. Ms. Ehrlich's term of office as director expires in 2005.

         Thomas A. McDonald, age 37, Director of Lafayette since its organization, is self-employed in the residential and commercial real estate business in and around the Lafayette area. Mr. McDonald is a lifelong resident of Lafayette. Mr. McDonald's term of office as director expires in 2004.

         Steven W. Norfleet, age 53, Director of Lafayette since its organization, is a consultant and an owner of Norfleet Builders, a residential and commercial building and development company located in Lafayette, Indiana. Mr. Norfleet has been a lifelong resident of Lafayette. Mr. Norfleet is a director of the Lafayette Greater Progress. Mr. Norfleet's present term of office as director expires in 2005.

         Richard D. Murray, age 48, is the Vice-President, Administration, of the Bank. Prior to his employment with the Bank, Mr. Murray was with Cincinnati Insurance Company from 1981 to 1999, retiring as a supervisor.

         Dennis R. Hardwick, age 49, is the Vice-President, Controller of the Bank. He currently serves as Secretary to the Board of Directors of Lafayette. Prior to his employment with Bank, Mr. Hardwick was the Assistant Vice President, Accounting Officer at Peoples Bank & Trust Company.

         J. Michael Pechin, age 36, is the Senior Vice-President, Senior Loan Officer of the Bank. Prior to his employment with the Bank, Mr. Pechin was the Vice-President, Commercial Loan Officer at Lafayette Bank & Trust.

Donald J. Ehrlich and Connie L. Ehrlich are husband and wife.

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

Compensation of Executive Officers. The following table sets forth information regarding compensation paid to Lafayette's Chief Executive Officer for 2001, who was the only executive officer whose cash compensation for 2002 exceeded $100,000.

                               COMPENSATION TABLE

NAME AND PRINCIPAL                                                             OTHER ANNUAL        SECURITIES         ALL OTHER
                                                                               COMPENSATION        UNDERLYING        COMPENSATION
   POSITION                       YEAR           SALARY            BONUS           (1)              OPTIONS              (2)
------------------                ----           ------            -----      --------------    -----------------  --------------
David R. Zimmerman,
Chief Executive Officer           2002          $ 115,000        $ 30,000          $2,400              30,000              $3,306
---------------------------------------------------------------------------------------------------------------------------------
                                  2001          $ 105,000        $ 20,000          $2,400              30,000              $1,619
---------------------------------------------------------------------------------------------------------------------------------
                                  2000          $ 105,000        $      0          $    0                 -0-              $  918
---------------------------------------------------------------------------------------------------------------------------------

(1) Consists of directors' fees paid to Mr. Zimmerman for the fiscal years indicated.

(2) Consists of matching contributions by Lafayette under its 401(k) plan. Mr. Zimmerman also received other perquisites which did not exceed $12,500.

OPTION GRANTS IN LAST FISCAL YEAR

None

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

The principal occupation, as indicated in Item 9 hereof, of each Director has been the same for the last five (5) years and such Director possesses sole voting and investment powers with respect to the shares indicated as beneficially owned by such Director. Unless specified otherwise, a Director is deemed to share voting and investment powers over shares indicated as held by a spouse, child, or family member residing with the Director. The following is based on information provided by the directors or executive officers.

          Director/Executive Officer                   Shares Beneficially Owned        % Of Class
-------------------------------------------------------------------------------------------------------
            David R. Zimmerman (1)                               66,500                    7.4%
-------------------------------------------------------------------------------------------------------
              Edward Chosnek (2)                                 80,920                    8.9%
-------------------------------------------------------------------------------------------------------
             John R. Basham II (2)                               45,000                    5.0%
-------------------------------------------------------------------------------------------------------
             Donald J. Ehrlich (2)                               63,500                    7.1%
-------------------------------------------------------------------------------------------------------
              Steven Hogwood (2)                                 56,000                    6.2%
-------------------------------------------------------------------------------------------------------
             Connie L. Ehrlich (2)                                8,000                    0.9%
-------------------------------------------------------------------------------------------------------
            Thomas A. McDonald (2)                               80,200                    8.9%
-------------------------------------------------------------------------------------------------------
            Steven W. Norfleet (2)                               56,000                    6.2%
-------------------------------------------------------------------------------------------------------
             Richard D. Murray (2)                               41,000                    4.6%
-------------------------------------------------------------------------------------------------------
Directors and executive officers as a group (11
                 individuals)                                   504,820                   56.1%
-------------------------------------------------------------------------------------------------------

(1) Includes 5,000 shares which may be acquired upon the exercise of stock options granted under the 2000 Directors' Stock Option Plan and 5,000 shares which may be acquired upon the exercise of stock options under the 2000 Employees' Stock Option Plan.

(2) Includes 5,000 shares which may be acquired upon the exercise of stock options granted under the 2000 Directors' Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, the Bank had, and the Bank expects to continue to have in the future, banking transactions in the ordinary course of business with Directors, officers and principal shareholders of Lafayette and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

10.2 2000 Key Employees' Stock Option Plan, which is incorporated by reference to Exhibit 10.2 in the Form SB-2

10.3 Lease (main office property), which is incorporated by reference to Exhibit 10.3 in the Form SB-2

10.4 Lease (branch office property), which is incorporated by reference to Exhibit 10.4 in the Form SB-2

21 Subsidiaries of the Registrant and names under which the Registrant is doing business

99.1              CEO Certification pursuant to 18 U.S.C. Section 1350.

99.1              CFO Certification pursuant o 18 U.S.C. Section 1350.

Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2002.

ITEM 14. Controls and Procedures

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

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Lafayette Community Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2003.

LAFAYETTE COMMUNITY BANCORP

By: /s/ David R. Zimmerman
    ----------------------
    David R. Zimmerman
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 27th day of March 2003:

                      Signatures                                              Title
/s/ David R. Zimmerman                                  President (Chief Executive Officer) and Director
------------------------------------
David R. Zimmerman

/s/ Dennis R. Hardwick                                Vice President and Controller (principal accounting
------------------------------------                                        officer)
Dennis R. Hardwick

/s/ John R. Basham, II                                                      Director
------------------------------------
John R. Basham, II

/s/ Edward Chosnek                                                          Director
------------------------------------
Edward Chosnek

                                                                            Director
____________________________________
Donald J. Ehrlich

/s/ Steven Hogwood                                                          Director
------------------------------------
Steven Hogwood

                                                                            Director
____________________________________
Connie L. Ehrlich

/s/ Thomas A. McDonald                                                      Director
------------------------------------
Thomas A. McDonald

                                                                            Director
____________________________________
Steven W. Norfleet

CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, David R. Zimmerman, certify that:

1) I have reviewed this annual report on Form 10-KSB of Lafayette Community Bancorp;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ David R. Zimmerman
----------------------
David R. Zimmerman
President and Chief Executive Officer

CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, Dennis R. Hardwick, certify that:

1) I have reviewed this annual report on Form 10-KSB of Lafayette Community Bancorp;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Dennis R. Hardwick
----------------------
Dennis R. Hardwick
Vice President and Controller, Principal Accounting Officer