Form 10QSB
period 2003-03-31
LAFAYETTE COMMUNITY BANCORP
filed 2003-05-14
CIK 1111230

                     U.S. SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                 (765) 429-7200
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
As of May 14, 2003, there were 898,401 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No  X
                                                              ---    ---

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1.          Financial Statements

                     Consolidated Balance Sheets at March 31, 2003 and December 31, 2002______                     3

                     Consolidated Statements of Income and Comprehensive Income for the three months ended
                     March 31, 2003 and 2002__________________________________________________                     4

                     Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and
                     2002_____________________________________________________________________                     5

                     Notes to Consolidated Financial Statements_______________________________                     6

    Item 2.          Management's Discussion and Analysis of Results of Operations and Financial Condition
                     _________________________________________________________________________                  7-11

    Item 3.          Controls and Procedures                                                                      12


PART II. OTHER INFORMATION



    Item 1.          Legal proceedings________________________________________________________                    13

    Item 2.          Changes in securities____________________________________________________                    13

    Item 3.          Defaults upon senior securities__________________________________________                    13

    Item 4.          Submission of Matters to a Vote of Security Holders______________________                    13

    Item 5.          Other information________________________________________________________                    13

    Item 6.          Exhibits and reports on Form 8-K_________________________________________                    13

    Signatures       _________________________________________________________________________                    14

                     Certification of Chief Executive Officer_________________________________                    15

                     Certification of Principal Accounting Officer____________________________                    16

    Exhibit Index    _________________________________________________________________________                    17

    Exhibits         _________________________________________________________________________                 18-19

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

                                                                     March 31,
                                                                       2003             December 31,
                                                                   (unaudited)              2002
                                                                   ------------         ------------
ASSETS
Cash and due from banks                                            $  2,532,871         $  2,023,715
Federal funds sold                                                    3,000,000              800,000
                                                                   ------------         ------------
   Cash and cash equivalents                                          5,532,871            2,823,715
Securities available for sale                                        12,216,358           12,313,479
Loans, net of allowance ($786,000 and $681,000)                      63,939,389           60,113,628
Federal Home Loan Bank Stock, at cost                                   402,500              277,500
Premises and equipment, net                                             523,774              540,093
Accrued interest receivable and other assets                            732,724              641,866
                                                                   ------------         ------------
                                                                   $ 83,347,616         $ 76,710,281
                                                                   ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Non-interest bearing deposits                                   $  3,174,797         $  3,529,410
   Interest bearing deposits                                         70,628,254           59,015,898
                                                                   ------------         ------------
      Total deposits                                                 73,803,051           62,545,308
Federal Home Loan Bank advances                                         750,000            5,550,000
Accrued expenses payable and other liabilities                          217,024              188,273
                                                                   ------------         ------------
      Total liabilities                                              74,770,075           68,283,581

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized;
   899,150 shares issued and outstanding - 2003
   899,900 shares issued and 899,150 shares outstanding -
   2002                                                               8,558,903            8,568,428
  Accumulated deficit                                                   (62,556)            (235,342)
  Treasury stock, at cost; 0 and 750 shares                                   -               (9,525)
  Accumulated other comprehensive income                                 81,194              103,139
                                                                   ------------         ------------
      Total shareholders' equity                                      8,577,541            8,426,700
                                                                   ------------         ------------
                                                                   $ 83,347,616         $ 76,710,281
                                                                   ============         ============



See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)


                                                                    Three months ended  Three months ended
                                                                       March 31, 2003     March 31, 2002
                                                                    --------------------------------------
Interest income
      Loans, including related fees                                    $1,116,732             $  706,892
      Taxable securities                                                   97,823                 63,584
      Other                                                                 9,374                 12,193
                                                                       ---------------------------------
                                                                        1,223,929                782,669
Interest expense
      Deposits                                                            464,008                352,824
      Other                                                                23,279                  6,647
                                                                       ---------------------------------
                                                                          487,287                359,471

Net interest income                                                       736,642                423,198

Provision for loan losses                                                 105,000                 61,000
                                                                       ---------------------------------

Net interest income after provision for loan losses                       631,642                362,198

Non-interest income
      Service charges on deposit accounts                                  18,372                 10,397
      Brokerage fees on mortgage loans originated for sale                216,326                130,210
      Other                                                                19,752                  6,471
                                                                       ---------------------------------
         Total operating income                                           254,450                147,078

Non-interest expenses
      Salaries and employee benefits                                      339,699                255,537
      Occupancy and equipment                                              75,020                 72,145
      Legal and professional                                               24,820                 25,919
      Data processing                                                      37,818                 30,988
      Advertising                                                          30,450                 15,000
      Directors' fees                                                      21,250                 13,200
      Other                                                                69,007                 49,981
                                                                       ---------------------------------
            Total operating expenses                                      598,064                462,770
                                                                       ---------------------------------

Income before income taxes                                                288,028                 46,506

Income taxes                                                              115,242                      -
                                                                       ---------------------------------

Net income                                                             $  172,786             $   46,506
                                                                       =================================
Net income per share
  Basic                                                                $     0.19             $     0.05
                                                                       =================================
  Diluted                                                              $     0.19             $     0.05
                                                                       =================================

                                                                       ---------------------------------
Comprehensive income                                                   $  150,842             $    1,853
                                                                       ---------------------------------


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)



                                                                      Three months ended  Three months ended
                                                                         March 31, 2003     March 31, 2002
                                                                      --------------------------------------
Cash flows from operating activities
      Net income                                                      $    172,786             $     46,506
      Adjustments to reconcile net income to net cash from
      operating activities
       Depreciation and amortization                                        25,033                   23,097
       Provision for loan losses                                           105,000                   61,000
       Net amortization of securities                                       72,076                   37,658
       Net change in assets and liabilities:
          Accrued interest receivable and other assets                     (76,465)                 (17,307)
          Accrued interest payable and other liabilities                    28,751                   23,571
                                                                      -------------------------------------
             Net cash from operating activities                            327,181                  174,525


Cash flows from investing activities
       Purchases of securities                                          (2,164,672)              (3,299,164)
       Proceeds from securities matured/called/paid                      2,153,379                  448,603
       Purchase of FHLB Stock                                             (125,000)                 (25,000)
       Loans made to customers, net of payments collected               (3,930,761)              (4,196,783)
       Purchase of premises and equipment                                   (8,714)                 (12,426)
                                                                      -------------------------------------
             Net cash from investing activities                         (4,075,768)              (7,084,770)

Cash flows from financing activities
       Net change in deposit accounts                                   11,257,743                6,753,147
       Repayments of  FHLB advances                                     (4,800,000)                       -
                                                                      -------------------------------------
             Net cash from financing activities                          6,457,743                6,753,147
                                                                      -------------------------------------

Net change in cash and cash equivalents                                  2,709,156                 (157,098)

Cash and cash equivalents at beginning of period                         2,823,715                3,056,528
                                                                      -------------------------------------

Cash and cash equivalents at end of period                            $  5,532,871             $  2,899,430
                                                                      =====================================


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

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

Stock Options: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                        Three months ended
                                                   March 31, 2003  March 31,2002
                                                   --------------  -------------

Net income as reported                             $     172,786    $    46,506
Deduct:  Stock-based compensation expense
  determined under fair value based method                 4,131          4,131
                                                   -------------    -----------
Pro forma net income                                     168,655         42,375

Basic earnings per share as reported                         .19            .05
Pro forma basic earnings per share                           .19            .05

Diluted earnings per share as reported                       .19            .05
Pro forma diluted earnings per share                         .19            .05


Nature of Business: The Bank provides commercial, mortgage and installment loans and receives deposits from customers located in Tippecanoe and contiguous counties in Indiana.

2. Earnings Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding during the periods which were 899,150 and 899,900 for the three months ended March 31, 2003 and 2002. Diluted earnings per share are computed assuming that dilutive stock options outstanding are exercised and the proceeds were used entirely to reacquire shares at the periods' average price. For the three months ended March 31, 2003 and 2002, this would result in an additional 5,379 and 21,383 shares outstanding and weighted average diluted shares of 904,479 and 921,283.

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

The book value per share of Lafayette's nonvoting common shares at March 31, 2003, which is equivalent to shareholders' equity per common share issued and outstanding at the end of the period, was $9.54, compared to $9.37 at December 31, 2002.

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

SUMMARY OPERATING RESULTS

Lafayette recorded net income of $173,000 for the three months ended March 31, 2003 compared to $47,000 for the same period in 2002. Increased net interest income and fee income from mortgage loan sales more than offset the increase in non-interest expenses. Lafayette continues to grow in total assets and virtually all categories of income and expense have increased as a result of that growth.

INTEREST INCOME

Interest income for the three months ended March 31, 2003 was $1,224,000 compared to $783,000 for the same period in 2002. Loan income, including fees, was $1,117,000 for the three months ended March 31, 2003 compared to $707,000 for the same period in 2002. The increase reflects growth in total loans outstanding. Interest income from taxable securities was $98,000 for the three months ended March 31, 2003, and $64,000 for the same period in 2002. Other interest income for the three months ended March 31, 2003 was $9,000, compared to $12,000 for the same period in 2002, and came primarily from Federal Funds sold. The decrease in other interest income is associated with a decrease in average Federal Funds sold as the bank invests in high-quality U. S. government agency and mortgage-backed securities.


INTEREST EXPENSE

Interest expense for the three months ended March 31, 2003, was $487,000 compared to interest expense for the three months ended March 31, 2002, of $359,000. For the three months ended March 31, 2003, interest expense on deposits was $464,000, compared to $353,000 for the same period in 2002, reflecting growth in interest-bearing deposits. Interest expense on borrowings for the three months ended March 31, 2003 was $24,000. For the three months ended March 31,

2002, interest expense on borrowings was $7,000. Borrowings were from the Federal Home Loan Bank.

NET INTEREST INCOME

Net interest income increased to $737,000 for the three months ended March 31, 2003 compared to $423,000 for the same period of 2002. This increase was driven by the growth in volume of average earning assets and interest bearing liabilities.

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

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. The analysis of the allowance for loan losses includes the allocation, when needed, of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions and our analysis of the portfolio, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. At March 31, 2003, loans totaling $381,000 were classified as substandard. Substandard loans are assigned a higher allowance rate than other loans. No loans had been placed in nonaccrual status at March 31, 2003. Increased loan growth has been associated with higher levels of delinquency. The bank has no long-term history from which to project possible future delinquency rates. Management continues to use peer analysis to estimate possible loan losses and to maintain the allowance at an adequate level. The allowance at March 31, 2003 was $786,000 or 1.21% of loans compared to $681,000 or 1.12% of total loans, at December 31, 2002.

NON-INTEREST INCOME

Total non-interest income was $254,000 for the three months ended March 31, 2003 and $147,000 for the same period in 2002. Service charges on deposit accounts were $18,000 for the three months ended March 31, 2003, compared to $10,000 for the same period in 2002 with increases primarily due to volume. Brokerage fees on mortgage loans originated for sale for the three months ended March 31, 2003 were $216,000, compared to $130,000 for the same period in 2002. These fees are earned when fixed rate mortgages are originated by the Bank and sold, servicing released, to third parties and have increased primarily due to increases in volume in the favorable rate environment and expansion of operations.

NON-INTEREST EXPENSES

Total non-interest expense for the three months ended March 31, 2003, was $598,000, compared to $463,000 for the same period in 2002. For the three months ended March 31, 2003, salary and employee benefits expenses were $340,000. Salary and employee benefit expenses for the three months ended March 31, 2002, were $256,000. This increase was associated with an increase in staff as the Bank has grown and an increase of $29,000 in commissions paid to mortgage origination personnel. Occupancy and equipment expenses were $75,000 for the three months ended March 31, 2003 and $72,000 for the same period in 2002. Legal and professional fees for the three months ended March 31, 2003 were $25,000, compared to $26,000 during the same period in 2002. Data processing expenses are volume driven and were $38,000 for the three months ended March 31, 2003, compared to $31,000 during the same period in 2002. Advertising expenses were $30,000 and $15,000 for the first three months of 2003 and 2002. The Bank has increase advertising as a means of attracting customers. Other expenses for the three months ended March 31, 2003 were $69,000. For the three months ended March 31, 2002, other expenses were $50,000. Other expenses include supplies, postage, insurance and services required for ongoing operations and have increased due to expanded operations.

INCOME TAXES

There was no income tax expense during the first quarter of 2002 due to a net operating loss carryforward. During 2002, Lafayette exhausted the operating loss carryforward tax benefit realized during the period since inception. Lafayette recorded income tax expense of $115,000 for the three months ended March 31, 2003.

BALANCE SHEET

Total assets were $83,348,000 at March 31, 2003 and $76,710,000 at December 31, 2002. Cash and cash equivalents were $5,533,000 at March 31, 2003, compared to $2,824,000 at December 31, 2002, an increase of $2,709,000 or 95.93%. Securities available for sale were $12,216,000 at March 31, 2003, and $12,313,000 at December 31, 2002. Gross loans increased from $60,795,000 at December 31, 2002, to $64,725,000 at March 31, 2003. This represents an increase of $3,930,000 or 6.46%. Loan growth is primarily associated with increases in loans secured by real estate.

Total liabilities were $74,770,000 at March 31, 2002 compared to $68,284,000 at December 31, 2002. Total deposits at March 31, 2003, were $73,803,000 compared to $62,545,000 at December 31, 2002, an increase of $11,258,000 or 18.00%.
Noninterest-bearing deposits were $3,175,000 and $3,529,000 at March 31, 2003, and December 31, 2002, respectively, a decrease of $354,000 or 10.03%. Interest bearing deposits increased $11,612,000 or 19.68% from $59,016,000 at December 31, 2002, to $70,628,000 at March 31, 2003. Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

Federal Home Loan Bank advances were 750,000 at March 31, 2003, compared to 5,550,000 at December 31, 2002. Increased liquidity associated with growing interest-bearing deposits enabled the Bank to repay advances during the quarter.

CAPITAL REQUIREMENTS

Total shareholders' equity at March 31, 2003, was $8,578,000 compared to $8,427,000 at December 31, 2002. The increase resulted from net income of $173,000 for the first three months of 2003, and a decrease in unrealized gain on available-for-sale securities of $22,000.

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

At March 31, 2003, the Bank was above the well-capitalized regulatory requirements. Actual capital ratios and minimum required ratios were as follows at March 31, 2003:

                                                                                Minimum Required
                                                                                   To Be Well
                                                       Minimum Required for    Capitalized Under
                                                              Capital          Prompt Corrective
                                             Actual      Adequacy Purposes     Action Regulations
                                             ------      -----------------     ------------------
Total capital (to risk weighted assets)      14.77%              8%                    10%
Tier 1 capital (to risk weighted assets)     13.52%              4                      6
Tier 1 capital (to average assets)            9.93%              4                      5

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


                                  LAFAYETTE COMMUNITY BANCORP


                                  By: /s/ David R. Zimmerman
                                      ----------------------
                                      David R. Zimmerman
                                      President and Chief Executive Officer

                                  By: /s/ Dennis R. Hardwick
                                      ----------------------
                                      Dennis R. Hardwick
                                      Vice President and Controller, (Principal
                                      Accounting Officer)

                                  DATE: May 14, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
--------------------------------------------------------------------------------
               CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB


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

Date: May 14, 2003
      ------------

/s/ David R. Zimmerman
----------------------
David R. Zimmerman
President and Chief Executive Officer

                  Certification of Principal accounting Officer
--------------------------------------------------------------------------------
               CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB


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

Date: May 14, 2003
      ------------

/s/ Dennis R. Hardwick
----------------------
Dennis R. Hardwick
Vice President and Controller, (Principal Accounting Officer)

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