Form 10QSB
period 2003-06-30
LAFAYETTE COMMUNITY BANCORP
filed 2003-08-08
CIK 1111230

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        Commission File Number 333-34254

                           LAFAYETTE COMMUNITY BANCORP
                 (Name of Small Business Issuer in its charter)

              INDIANA                                              35-2082918
---------------------------------------                      ---------------------
(State of incorporation) I.R.S. Employer                     Identification Number

                   2 NORTH 4TH STREET LAFAYETTE, INDIANA 47901
                   -------------------------------------------
              (Address of principal executive offices and zip code)

                                 (765) 429-7200
                           (Issuer's Telephone number)

As of August 8, 2003, there were 895,450 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           LAFAYETTE COMMUNITY BANCORP

                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 .....................       3

           Consolidated Statements of Income and Comprehensive Income for the
           three and six months ended June 30, 2003 and 2002 ......................................     4-5

           Consolidated Statements of Cash Flows for the six months ended June
           30, 2003 and 2002 ......................................................................       6

           Notes to Consolidated Financial Statements .............................................     7-8

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial
           Condition ..............................................................................    9-14

Item 3.    Controls and Procedures ................................................................      15

PART II. OTHER INFORMATION

Item 1.  Legal proceedings ........................................................................      16

Item 2.  Changes in securities ....................................................................      16

Item 3.  Defaults upon senior securities ..........................................................      16

Item 4.  Submission of Matters to a Vote of Security Holders ......................................      16

Item 5.  Other information ........................................................................      16

Item 6.  Exhibits and reports on Form 8-K .........................................................      17

Signatures ........................................................................................      18

Exhibit Index .....................................................................................      19

Exhibits ..........................................................................................   20-25

                           LAFAYETTE COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                                  June 30,
                                                                    2003            December 31,
                                                                 (unaudited)            2002
                                                                 ------------       ------------
ASSETS
Cash and due from banks                                          $  2,547,344       $  2,023,715
Federal funds sold                                                  1,200,000            800,000
                                                                 ------------       ------------
   Cash and cash equivalents                                        3,747,344          2,823,715
Securities available for sale                                      12,237,367         12,313,479
Loans, net of allowance ($876,000 and $681,000)                    71,661,781         60,113,628
Federal Home Loan Bank Stock, at cost                                 407,700            277,500
Premises and equipment, net                                           551,243            540,093
Accrued interest receivable and other assets                          772,561            641,866
                                                                 ------------       ------------
                                                                 $ 89,377,996       $ 76,710,281
                                                                 ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Non-interest bearing deposits                                 $  3,707,722       $  3,529,410
   Interest bearing deposits                                       70,934,132         59,015,898
                                                                 ------------       ------------
      Total deposits                                               74,641,854         62,545,308
Federal Home Loan Bank advances                                     5,750,000          5,550,000
Accrued expenses payable and other liabilities                        257,497            188,273
                                                                 ------------       ------------
      Total liabilities                                            80,649,351         68,283,581

Shareholders' equity

  Common stock, no par value; 10,000,000 shares authorized;
   899,150 shares issued and 895,950 shares outstanding -
   2003
   899,900 shares issued and 899,150 shares outstanding -           8,558,903          8,568,428
   2002
   Retained earnings/(deficit)                                        126,536           (235,342)
   Treasury stock, at cost; 3,200 and 750 shares                      (42,851)            (9,525)
   Accumulated other comprehensive income                              86,057            103,139
                                                                 ------------       ------------
      Total shareholders' equity                                    8,728,645          8,426,700
                                                                 ------------       ------------
                                                                 $ 89,377,996       $ 76,710,281
                                                                 ============       ============


See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three and six months ended June 30, 2003 and 2002
                                   (unaudited)

                                                               Three months     Three months     Six months         Six months
                                                                  ended             ended            ended             ended
                                                              June 30, 2003     June 30, 2002   June 30, 2003      June 30, 2002
                                                              -------------     -------------   -------------      -------------
Interest income
      Loans, including related fees                             $1,203,992      $  819,203        $2,320,724        $1,526,095
      Taxable securities                                           114,971          95,217           212,794           158,801
      Other                                                          8,238          13,121            17,612            25,314
                                                                ----------      ----------        ----------        ----------
                                                                 1,327,201         927,541         2,551,130         1,710,210
Interest expense
      Deposits                                                     502,547         389,449           966,555           742,273
      Other                                                         17,093          18,699            40,372            25,346
                                                                ----------      ----------        ----------        ----------
                                                                   519,640         408,148         1,006,927           767,619

Net interest income                                                807,561         519,393         1,544,203           942,591

Provision for loan losses                                           90,000          78,000           195,000           139,000
                                                                ----------      ----------        ----------        ----------

Net interest income after provision for loan losses                717,561         441,393         1,349,203           803,591

Non-interest income
      Service charges on deposit accounts                           19,998          13,790            38,370            24,187
      Brokerage fees on mortgage loans originated for sale         205,756         133,511           422,082           263,721
      Other                                                          8,151          10,760            27,903            17,231
                                                                ----------      ----------        ----------        ----------
         Total non-interest income                                 233,905         158,061           488,355           305,139

Non-interest expenses
      Salaries and employee benefits                                  367,635              278,199          707,334          533,736
      Occupancy and equipment                                          84,397               61,837          159,417          133,982
      Legal and professional                                           21,853               27,837           46,673           53,756
      Data processing                                                  37,005               27,949           74,823           58,937
      Advertising                                                      27,475               33,300           57,925           48,300
      Directors' fees                                                  21,250               13,200           42,500           26,400
      Other                                                            76,212               61,834          145,219          111,815
                                                                     --------           ----------       ----------      -----------
            Total non-interest expenses                               635,827              504,156       $1,233,891          966,926
                                                                     --------           ----------       ----------      -----------

Income before income taxes                                            315,639               95,298          603,667          141,804

Income taxes                                                          126,547                    -          241,789                -
                                                                     --------           ----------       ----------      -----------
Net income                                                           $189,092           $   95,928       $  361,878      $   141,804
                                                                     ========           ==========       ==========      ===========
Net income per share
  Basic                                                              $   0.21           $     0.11       $     0.40      $      0.16
                                                                     ========           ==========       ==========      ===========
  Diluted                                                            $   0.21           $     0.10       $     0.40      $      0.15
                                                                     ========           ==========       ==========      ===========
                                                                     --------           ----------       ----------      -----------
Comprehensive income                                                 $193,955           $  218,144       $  344,796      $   219,997
                                                                     ========           ==========       ==========      ===========

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)



                                                                  Six months ended    Six months ended
                                                                   June 30, 2003       June 30, 2002
                                                                  ----------------    ----------------
Cash flows from operating activities
      Net income                                                   $    361,878       $    141,804
      Adjustments to reconcile net income to net cash from
      operating activities
       Depreciation and amortization                                     50,414             46,555
       Provision for loan losses                                        195,000            139,000
       Net amortization of securities                                   137,523             79,495
       Net change in assets and liabilities:
          Accrued interest receivable and other assets                 (119,470)          (122,261)
          Accrued interest payable and other liabilities                 69,224             40,332
                                                                   ------------       ------------
             Net cash from operating activities                         694,549            324,925

Cash flows from investing activities
       Purchases of securities                                       (3,992,478)        (4,917,143)
       Proceeds from securities matured/called/paid                   3,902,780          1,280,174
       Purchase of FHLB Stock                                          (130,200)          (150,000)
       Loans made to customers, net of payments collected           (11,743,153)       (11,740,024)
       Purchase of premises and equipment                               (61,564)           (19,264)
                                                                   ------------       ------------
             Net cash from investing activities                     (12,024,615)       (15,546,257)

Cash flows from financing activities
       Net change in deposit accounts                                12,096,546         15,249,589
       Proceeds from FHLB advances                                    5,000,000          1,500,000
       Repayments of  FHLB advances                                  (4,800,000)                --
       Repurchase of common stock                                       (42,851)            (3,900)
                                                                   ------------       ------------
             Net cash from financing activities                      12,253,695         16,745,689
                                                                   ------------       ------------

Net change in cash and cash equivalents                                 923,629          1,524,357

Cash and cash equivalents at beginning of period                      2,823,715          3,056,528
                                                                   ------------       ------------
Cash and cash equivalents at end of period                         $  3,747,344       $  4,580,885
                                                                   ============       ============

See accompanying notes.

                           LAFAYETTE COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

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

                                                        Three months ended                 Six months ended
                                                -------------------------------    -----------------------------
                                                June 30, 2003     June 30, 2002    June 30, 2003   June 30, 2002
                                                -------------     -------------    -------------   -------------
Net income as reported                          $   189,092      $    95,298     $   361,878      $   141,804
Deduct:  Stock-based compensation expense
  determined under fair value based method            4,131            4,131           8,261            8,261
                                                -----------      -----------     -----------      -----------
Pro forma net income                                184,961           91,167         353,617          133,543

Basic earnings per share as reported                    .21              .11             .40              .16
Pro forma basic earnings per share                      .21              .10             .39              .15

Diluted earnings per share as reported                  .21              .10             .40              .15
Pro forma diluted earnings per share                    .20              .10             .39              .15

Nature of Business: The Bank provides commercial, mortgage and installment loans and receives deposits from customers located in Tippecanoe and contiguous counties in Indiana.

2.       Earnings Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding during the periods which were 898,195 and 898,670 for the three and six months ended June 30, 2003 and 899,692 and 899,796 for the three and six months ended June 30, 2002. Diluted earnings per share are computed assuming that dilutive stock options outstanding are exercised and the proceeds were used entirely to reacquire shares at the periods' average price. For the three and six months ended June 30, 2003, this would result in an additional 11,336 and 8,434 shares outstanding and weighted average diluted shares of 909,531 and 907,104. For the three and six months ended June 30, 2002, this would result in an additional 19,928 and 20,660 shares outstanding and weighted average diluted shares of 919,620 and 920,456.

3.       Segment Reporting

Internal financial information is primarily reported and aggregated in one line of business, i.e., banking.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements throughout this section regarding Lafayette's and the Bank's (as defined below) financial position, business strategy and plans and objectives of management for future operations are forward-looking statements rather than historical or current facts. When used in this section, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to Lafayette and the Bank or their respective management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management of Lafayette and the Bank as well as assumptions made by and information currently available to management of Lafayette and the Bank. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions, including, but not limited to, changes in interest rates, loss of deposits and loans to other savings and financial institutions, substantial changes in financial markets, substantial changes in real estate values and the real estate market and unanticipated results in pending legal proceedings. Such statements reflect the current view of Lafayette and the Bank with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of Lafayette and the Bank.

GENERAL

Lafayette was incorporated on January 29, 1999, to become a regulated bank holding company by chartering and capitalizing a wholly owned Indiana bank subsidiary, Lafayette Community Bank (the"Bank") to be located in Lafayette, Indiana. All regulatory requirements were satisfied and the Bank commenced operations on November 1, 2000.

The principal business of the Bank consists of providing a wide range of banking products and services that are reasonably priced and easily understood by customers, with an emphasis on technology and electronic self-service features. The Bank offers various products for depositors including checking and savings accounts, on-line banking facilities, certificates of deposit and vault locker boxes. Lending is targeted to small- to medium-sized businesses, with an emphasis on commercial lending.

The Bank operates from three locations. The Bank's main office, which serves as Lafayette's principal executive office, is located in a two-story building in downtown Lafayette that houses a full-service banking office, Automated Teller Machine (ATM), drive-up banking system, executive offices, board room and the operations department. The Bank has entered into a lease agreement for this facility with a partnership comprised of directors. The lease term runs through October 31, 2005. Rent commenced on November 1, 2000. The second banking location is a full-service bank branch office including drive-up banking and an ATM on the north side of Lafayette. Lafayette entered into a noncancellable lease agreement for this office with an unaffiliated, third party. The lease term runs through March 31, 2005. Rent commenced on April 1, 2000. The newest branch opened July 21, 2003, and is located in West Lafayette, Indiana. It is a full-service branch office including drive-up banking and an ATM. Lafayette entered into a noncancellable lease agreement for this office with an unaffiliated, third party, commencing on June 1, 2003 and effective through May 31, 2013.

The book value per share of Lafayette's voting common shares at June 30, 2003, which is equivalent to shareholders' equity per common share issued and outstanding at the end of the period, was $9.74, compared to $9.37 at December 31, 2002.

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

The following presents management's discussion and analysis of the consolidated financial condition of Lafayette as of June 30, 2003 and December 31, 2002 and results of operations for the three and six months ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with the with Lafayette's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and Lafayette's Annual Report on Form 10-KSB for the year ended December 31, 2002.

SUMMARY OPERATING RESULTS

Lafayette recorded net income of $189,000 and $362,000 for the three and six months ended June 30, 2003 compared to $95,000 and $142,000 for the same periods in 2002. Increased net interest income and fee income from mortgage loan sales more than offset the increase in non-interest expenses. Lafayette continues to grow in total assets and virtually all categories of income and expense have increased as a result of that growth.

INTEREST INCOME

Interest income for the three and six months ended June 30, 2003 was $1,327,000 and $2,551,000 compared to $928,000 and $1,710,000 for the same periods in 2002. Loan income, including fees, was $1,204,000 and $2,321,000 for the three and six months ended June 30, 2003 compared to $819,000 and $1,526,000 for the same periods in 2002. The increase reflects growth in total loans outstanding. Interest income from taxable securities was $115,000 and $213,000 for the three and six months ended June 30, 2003, and $95,000 and $159,000 for the same periods in 2002. Other interest income for the three and six months ended June 30, 2003 was $8,000 and $18,000, compared to $13,000 and $25,000 for the same periods in 2002, and came primarily from Federal Funds sold. The decrease in other interest income is associated with a decrease in average Federal Funds sold as the bank invests in high-quality U. S. government agency and mortgage-backed securities. The increase in interest income was driven, in virtually all categories, primarily by growth in interest-earning assets as interest rates declined.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2003, was $520,000 and $1,007,000 compared to interest expense for the three and six months ended June 30, 2002, of $408,000 and $768,000. For the three and six months ended June 30, 2003, interest expense on deposits was $503,000 and $967,000, compared to $389,000 and $742,000 for the same periods in 2002, reflecting growth in interest-bearing deposits. Interest expense on borrowings for the three and six months ended June 30, 2003 was $17,000 and $40,000. For the three and six months ended June 30, 2002, interest expense on borrowings was $19,000 and $25,000. Borrowings were from the Federal Home Loan Bank. The increase in interest expense was driven, in virtually all categories, primarily by growth in interest-bearing liabilities as interest rates declined.

NET INTEREST INCOME

Net interest income was $808,000 and $1,544,000 for the three and six months ended June 30, 2003 compared to $519,000 and $943,000 for the same periods of 2002. This increase was driven by the growth in volume of average earning assets and interest bearing liabilities.

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

At June 30, 2003, loans totaling $399,000 were classified as substandard. Substandard loans are assigned a higher allowance rate than other loans. No loans had been placed in nonaccrual status at June 30, 2003. At June 30, 2003 and December 31, 2002, the Bank did not have any loans recorded as troubled debt restructurings, nor did it have any properties recorded as other real estate owned (OREO). Increased loan growth has been associated with higher levels of delinquency. At June 30, 2003, loans past due thirty days or more were approximately 4.2% of total loans compared to approximately 0.7% at June 30, 2002. The Bank has no long-term history from which to project possible future delinquency rates. The Bank has recorded no loan charge-offs since inception. Due to the recent commencement of operations and the lack of loss history, management continues to use peer analysis to assist in estimating possible loan losses. The allowance at June 30, 2003 was $876,000 or 1.21% of loans compared to $681,000 or 1.12% of total loans, at December 31, 2002.

NON-INTEREST INCOME

Total non-interest income was $234,000 and $488,000 for the three and six months ended June 30, 2003 and $158,000 and $305,000 for the same periods in 2002. Service charges on deposit accounts were $20,000 and $38,000 for the three and six months ended June 30, 2003, compared to $14,000 and $24,000 for the same periods in 2002 with increases primarily due to volume. Brokerage fees on mortgage loans originated for sale for the three and six months ended June 30, 2003 were $206,000 and $422,000, compared to $134,000 and $264,000 for the same periods in 2002. These fees are earned when fixed rate mortgages are originated by the Bank and sold, servicing released, to third parties and have increased primarily due to increases in volume in the favorable rate environment and expansion of operations. Management does not necessarily expect this growth to continue or for loan volume to remain at current levels.

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended June 30, 2003, was $636,000 and $1,234,000, compared to $504,000 and $967,000 for the same periods in 2002. For the three and six months ended June 30, 2003, salary and employee benefits expenses were $368,000 and $707,000. Salary and employee benefit expenses for the three and six months ended June 30, 2002, were $278,000 and $534,000. This increase was associated with an increase in staff as the Bank has grown and increases of $34,000 and $63,000 in commissions paid to mortgage origination personnel for the three and six months ending June 30, 2003 compared to the same periods in 2002. Occupancy and equipment expenses were $84,000 and $159,000 for the three and six months ended June 30, 2003 and $62,000 and $134,000 for the same periods in 2002. These increases are associated with general increases building maintenance and utilities and the purchase and maintenance of equipment as the Bank has grown. Data processing expenses are volume driven and were $37,000 and $74,000 for the three and six months ended June 30, 2003, compared to $28,000 and $59,000 during the same periods in 2002. Advertising expenses were $27,000 and $58,000 for the first three and six months of 2003 and $33,000 and $48,000 for the first three and six months of 2002. The Bank has increased advertising as a means of attracting customers. Other expenses for the three and six months ended June 30, 2003 were $76,000 and $145,000. For the three and six months ended June 30, 2002, other expenses were $62,000 and $112,000. Other expenses include supplies, postage, insurance and services required for ongoing operations and have increased due to expanded operations.

INCOME TAXES

There was no income tax expense during the first six months of 2002 due to a net operating loss carryforward. During 2002, Lafayette exhausted the operating loss carryforward tax benefit created during the period since inception. Lafayette recorded income tax expense of $127,000 and $242,000 for the three and six months ended June 30, 2003.

BALANCE SHEET

Total assets were $89,378,000 at June 30, 2003 and $76,710,000 at December 31, 2002. Cash and cash equivalents were $3,747,000 at June 30, 2003, compared to $2,824,000 at December 31, 2002, an increase of $923,000 or 32.68% as cash generated from operations and deposit growth exceeded cash used to fund loan growth. Gross loans increased from $60,795,000 at December 31, 2002, to $72,538,000 at June 30, 2003. This represents an increase of $11,743,000 or 19.32%. Loan growth is primarily associated with increases in loans secured by real estate. The Bank continues to experience demand for financing of commercial and residential real estate projects. The Bank has done little advertising of its loan services. Management believes loan demand is associated with the continued strength of the economy of the greater Lafayette area, a low interest rate environment and the desire of customers to conduct business with locally owned financial institutions. Management does not necessarily expect loan demand to increase at current rates or to remain at current levels.

The primary sources of liquidity for the Bank are deposits received from customers and Federal Home Loan Bank fixed and variable rate advances secured by securities of the Bank. The Bank will use advances from the Federal Home Loan Bank to fund short-term liquidity needs such as increased loan demand. Funding for loan growth is expected to be realized primarily from marketing products in the community and the possible development of branch locations. A detailed discussion of Federal Home Loan Bank advances is available in Lafayette's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Total liabilities were $80,649,000 at June 30, 2002 compared to $68,284,000 at December 31, 2002. Total deposits at June 30, 2003, were $74,642,000 compared to $62,545,000 at December 31, 2002, an increase of $12,097,000 or 19.34%.
Noninterest-bearing deposits were $3,708,000 and $3,529,000 at June 30, 2003, and December 31, 2002, respectively, an increase of $179,000 or 5.07%. Interest bearing deposits increased $11,918,000 or 20.19% from $59,016,000 at December 31, 2002, to $70,934,000 at June 30, 2003. Management has promoted the Bank's deposit products through advertising and rate specials as they work to gain market share and attract new customers.

Federal Home Loan Bank advances were $5,750,000 at June 30, 2003, compared to $5,550,000 at December 31, 2002. The bank uses Federal Home Loan Bank advances to fund short-term liquidity needs.

CAPITAL REQUIREMENTS

Total shareholders' equity at June 30, 2003, was $8,729,000 compared to $8,427,000 at December 31, 2002. The increase resulted from net income of $362,000 for the first six months of 2003, a decrease in unrealized gain on available-for-sale securities of $17,000 and redemption of common shares of $43,000.

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

At June 30, 2003, the Bank was above the well-capitalized regulatory requirements. Actual capital ratios and minimum required ratios were as follows at June 30, 2003:


                                                                                              Minimum Required To Be
                                                                    Minimum Required for      Well Capitalized Under
                                                                           Capital              Prompt Corrective
                                                      Actual          Adequacy Purposes         Action Regulations
                                                      ------          -----------------         ------------------
Total capital (to risk weighted assets)               13.67%                   8%                      10%
Tier 1 capital (to risk weighted assets)              12.42%                   4                        6
Tier 1 capital (to average assets)                     9.47%                   4                        5

ITEM 3. CONTROLS AND PROCEDURES

(a) Within the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lafayette Community Bancorp's management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934). Based on their evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective.

(b) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(c) CEO and Controller Certifications. Appearing as an exhibit to this report there are Certifications of the Chief Executive Officer and Principal Accounting Officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the
         Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Neither Lafayette Community Bancorp nor its subsidiary is involved in any pending legal proceedings at this time, other than routine litigation incidental to their respective business.

Item 2. CHANGES IN SECURITIES -- Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES -- Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Lafayette's annual meeting of shareholders was held at 9:00 a.m. on May 15, 2002. The following members were elected to the Board of Directors of Lafayette for the terms indicated or until their successors are duly chosen and qualified.

        Nominee                    Term             For           Withheld          Abstain
Donald Ehrlich                    3 years         722,409            0                 500
David Zimmerman                   3 years         722,909            0                   0

Incumbent directors whose terms continued were Chairman Edward Chosnek, John Basham, Connie Ehrlich, Steven Hogwood, Thomas McDonald, and Steven Norfleet.

The shareholders approved a proposal to reappoint Crowe Chizek and Company LLC, as independent auditors for one year with 720,409 shares voting in favor, 1,000 shares voting against and 1,500 shares abstaining. There were no broker non-votes.

Item 5. OTHER INFORMATION -- Not applicable.

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

31.1 Chief Executive Officer Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 Principal Accounting Officer Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2 Principal Accounting Officer Certification pursuant to 18 U.S.C Section
1350.

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

                                            LAFAYETTE COMMUNITY BANCORP


                                            By: /s/ David R. Zimmerman
                                                --------------------------------
                                                David R. Zimmerman
                                                President and Chief Executive
                                                Officer

                                            By: /s/ Dennis R. Hardwick
                                                --------------------------------
                                                Dennis R. Hardwick
                                                Vice President and Controller,
                                                (Principal Accounting Officer)

                                            DATE:    August 8, 2003

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

10.1 2000 Directors' Stock Option Plan, which incorporated by reference to
Exhibit 10.1 in the Form SB-2.*

10.2 2000 Key Employees' Stock Option Plan, which is incorporated by reference to Exhibit 10.2 in the Form SB-2.*

10.3 Lease (main office property), which is incorporated by reference to Exhibit
10.3 in the Form SB-2.*

10.4 Lease (branch office property), which is incorporated by reference to
Exhibit 10.4 in the Form SB-2.*

31.1 Chief Executive Officer Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 Principal Accounting Officer Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1 CEO Certification pursuant to 18 U.S.C. Section 1350.

32.2 CFO Certification pursuant to 18 U.S.C Section 1350.


* Previously filed.